Form 10QSB
period 2006-08-31
Lexington Energy Services Inc.
filed 2006-11-06
CIK 1357335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 333-134175

LEXINGTON ENERGY SERVICES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

207 West Hastings Street, Suite 1209, Vancouver,	V6B 1H7
British Columbia, Canada
(Address of principal executive offices)	(Zip Code)

604-899-4550
(Registrant’s telephone number, including area code)

______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [ x ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 2, 2006, the registrant’s outstanding common stock consisted of 19,625,760 shares.

i

PART I – FINANICAL INFORMATION

ITEM 1. FINANICAL STATEMENTS

The unaudited consolidated financial statements of Lexington Energy Services Inc. (the “Company”, “Lexington”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Lexington Energy Services Inc.
(A Development Stage Company)
August 31, 2006
(unaudited)

LEXINGTON ENERGY SERVICES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006

(Stated in US Dollars)

(Unaudited)

LEXINGTON ENERGY SERVICES INC.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
August 31, 2006 and November 30, 2005
(Stated in US Dollars)
(Unaudited)

		August 31,	November 30,
		2006	2005
ASSETS
Current
Cash		$946,694	$71,850
Amount receivable		36,291	-
Inventory		64,590	-
Prepaid expenses and refundable deposits – Note 5		23,770	4,042
Stock subscriptions receivable		-	10,000

		1,071,345	85,892
Due from related parties – Note 5		23,125	-
Equipment – Note 4		124,420	3,307
Deposits on equipment – Note 7		1,341,483	-
Deposit on land – Note 7		178,571	-

		$2,738,944	$89,199

LIABILITIES

Current
Accounts payable and accrued liabilities		$110,360	$8,404
Due to related parties – Note 5		-	10,909

		110,360	19,313

STOCKHOLDERS’ EQUITY

Capital stock – Notes 6 and 8
Authorized:
20,000,000	preferred shares with a par value of $0.0001
100,000,000	common shares with a par value of $0.0001
Issued:
17,835,578	common shares (November 30, 2005: 12,365,000
	common shares)	1,783	1,237
Additional paid-in capital		3,768,294	155,763
Stock subscriptions receivable		(217,700)	(10,000)
Deficit accumulated during the development stage		(923,793)	(77,114)

		2,628,584	69,886

		$2,738,944	$89,199

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended August 31, 2006 and
for the period March 30, 2005 (Date of Inception) to August 31, 2006
(Stated in US Dollars)
(Unaudited)

			March 30,
			2005
	Three months	Nine months	(Date of
	ended	ended	Inception) to
	August 31,	August 31,	August 31,
	2006	2006	2006

Interest income	$2,710	$5,123	$5,123

Expenses
Professional fees	66,769	139,697	176,633
Management fees – Note 5	87,667	148,574	175,348
Consulting fees – Note 5	10,500	38,271	38,271
General and administrative	348,129	525,260	538,664

	(513,065)	(851,802)	(928,916)

Net loss for the period	$(510,355)	$(846,679)	$(923,793)

Net loss per share, basic and diluted	$(0.03)	$(0.06)

Weighted average number of shares outstanding	15,765,000	14,333,000

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended August 31, 2006 and
for the period March 30, 2005 (Date of Inception) to August 31, 2006
(Stated in US Dollars)
(Unaudited)

		March 30,
	Nine months	2005 (Date of
	ended	Inception) to
	August 31,	August 31,
	2006	2006

Operating Activities
Net loss	$(846,679)	$(923,793)
Adjustments to reconcile loss to cash used by
operating activities
Amortization	4,439	6,092
Stock-based compensation	77,000	77,000
Changes in non-cash working capital:
Amount receivable	(36,291)	(36,291)
Inventory	(64,590)	(64,590)
Prepaid expenses and refundable deposits	(19,728)	(23,770)
Accounts payable and accrued liabilities	101,956	110,360
Due to/from related parties	(34,034)	(23,125)

Cash flows used in operating activities	(817,927)	(878,117)

Investing Activities
Purchase of equipment	(125,552)	(130,512)
Deposits on equipment	(1,341,483)	(1,341,483)
Deposit on land	(178,571)	(178,571)

Cash flows used in investing activities	(1,645,606)	(1,650,566)

Financing Activities
Common stock issued for cash	3,556,077	3,693,077
Common stock subscription receivable	(217,700)	(217,700)

Cash flows provided by financing activities	3,338,377	3,475,377

Increase in cash during the period	874,844	946,694

Cash, beginning of the period	71,850	-

Cash, end of period	$946,694	$946,694

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period March 30, 2005 (Date of Inception) to August 31, 2006
(Stated in US Dollars)
(Unaudited )

					Deficit
					Accumulated
	Common Stock		Share	Additional	During the
	Number of		Subscription	Paid in	Development
	Shares	Amount	Received	Capital	Stage	Total

Issuance of common shares for cash
- at $0.0001 per share at June 1, 2005	10,000,000	$1,000	$-	$-	$-	$1,000
Issuance of common shares for cash
- at $0.03 per share at November 2, 2005	1,150,000	115	-	34,385	-	34,500
Issuance of commons shares for cash
- at $0.10 per share at November 16, 2005	1,215,000	122	(10,000)	121,378	-	111,500
Net loss for the period	-	-	-	-	(77,114)	(77,114)

Balance, November 30, 2005	12,365,000	1,237	(10,000)	155,763	(77,114)	69,886

…/cont’d

SEE ACCOMPANYING NOTES

Continued

LEXINGTON ENERGY SERVICES INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period March 30, 2005 (Date of Inception) to August 31, 2006
(Stated in US Dollars)
(Unaudited )

					Deficit
					Accumulated
	Common Stock		Share	Additional	During the
	Number of		Subscription	Paid in	Development
	Shares	Amount	Received	Capital	Stage	Total

Balance, November 30, 2005	12,365,000	1,237	(10,000)	155,763	(77,114)	69,886
Common shares cancelled	(100,000)	(10)	-	(9,990)	-	(10,000)
Share subscriptions received	-	-	10,000	-	-	10,000
Issuance of common shares for cash
- at $0.20 per share at December 12, 2005	260,000	26	-	51,974	-	52,000
Issuance of common shares for cash
- at $0.20 per share at December 21, 2005	200,000	20	-	39,980	-	40,000
Issuance of common shares for cash
- at $0.50 per share at February 17, 2006	516,000	51	-	257,949	-	258,000
Issuance of common shares for cash
- at $0.50 per share at March 8, 2006	225,000	22	-	112,478	-	112,500
Issuance of common shares for cash
- at $0.50 per share at March 24, 2006	930,930	93	-	465,372	-	465,465
Issuance of common shares for cash
- at $0.50 per share at April 18, 2006	866,696	87	-	433,261	-	433,348
Issuance of common shares for cash
- at $0.50 per share at April 25, 2006	4,000	1	-	1,999	-	2,000
Issuance of common shares for cash
- at $ 0.85 per share at August 1, 2006	431,618	43	-	366,832	-	366,875
Issuance of common shares for cash
- at $ 0.85 per share at August 28, 2006	2,136,334	213	(217,700)	1,815,676		1,598,189
Stock-based compensation	-	-	-	77,000	-	77,000
Net loss for the period	-	-	-	-	(846,679)	(846,679)

Balance, August 31, 2006	17,835,578	$1,783	$(217,700)	$3,768,294	$(923,793)	$2,628,584

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s November 30, 2005 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s November 30, 2005 annual financial statements.

Operating results for the nine months ended August 31, 2006 are not necessarily indicative of the results that can be expected for the year ended November 30, 2006.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $923,793 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Lexington Energy Services Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2006
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	Summary of Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may differ from these estimates.

The financial statements, in management’s opinion, have been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Lexcore Services Inc. All inter-company transactions and account balances have been eliminated.

Inventory

Inventory, which is comprised of parts for machinery currently under construction by the Company for resale to customers in the oil and gas industry, is valued at the lower of cost and net realizable value. Cost is determined using the specific cost method.

Note 4	Equipment

	August 31, 2006
		Accumulated
	Cost	Amortization	Net

Computer and equipment	$14,723	$3,707	$11,016
Office equipment	6,279	841	5,438
Furniture	14,948	1,337	13,611
Tools & equipment	6,024	51	5,973
Leasehold improvements	1,875	156	1,719
Machinery under construction	86,663	-	86,663

	130,512	$6,092	$124,420

	November 30, 2005
		Accumulated
	Cost	Amortization	Net

Computer equipment	$4,961	$1,654	$3,307

Lexington Energy Services Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2006
(Stated in US Dollars)
(Unaudited) – Page 3

Note 5	Related Party Transactions

During the period ended August 31, 2006:

	a)	The Company incurred $14,000 for management fees to the former Secretary and former CFO of the Company. The former Secretary and former CFO of the Company resigned on March 31, 2006.

The Company incurred $51,430 for management fees to the President and CEO of the Company. At August 31, 2006, $1,335 was due from the President and CEO.

The Company incurred $20,162 for consulting fees and $16,072 for management fees to the Senior Vice President of Operations of the Company.

The Company incurred $67,072 for management fees to the Vice President of Operations of the Company’s subsidiary. At August 31, 2006, $21,790 was due from the Vice President of Operations.

	b)	At August 31, 2006, prepaid expenses include $905 incurred with the Vice-President of Business Development.

Note 6	Stock Options

The Company has elected to apply the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards (“FAS”) No. 123 “Accounting for Stock-Based Compensation” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned.

Lexington Energy Services Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2006
(Stated in US Dollars)
(Unaudited) – Page 4

Note 6	Stock Options – (cont’d)

The following table summarizes the continuity of the Company’s stock options:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding, November 30, 2005	875,000	$0.10
Granted	2,600,000	$0.56
Cancelled	(125,000)	$0.10

Outstanding, August 31, 2006	3,350,000

The fair value of the stock options granted during the nine months ended August 31, 2006 of $77,000 was determined using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0%
Risk-free interest rate	2.18% - 3.18%
Expected volatility	0%
Expected option life (in years)	2 years

Additional information regarding options outstanding as at August 31, 2006 is as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Shares	Life (years)	Price	Shares	Price

$0.10	750,000	1.17	$0.10	750,000	$0.10
$0.20	150,000	1.33	$0.20	150,000	$0.20
$0.50	370,000	1.50	$0.50	370,000	$0.50
$0.50	860,000	1.42	$0.50	860,000	$0.50
$0.50	620,000	1.75	$0.50	620,000	$0.50
$0.85	200,000	1.75	$0.85	200,000	$0.85
$0.85	400,000	2.00	$0.85	400,000	$0.85

	3,350,000			3,350,000

Lexington Energy Services Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2006
(Stated in US Dollars)
(Unaudited) – Page 5

Note 7	Commitments – Note 6

a)

The Company entered into an employment agreement dated June 1, 2006 with the President and CEO of the Company for $7,200 per month and the option to buy 250,000 shares of the Company at $0.50 per share. The Company entered into an employment agreement dated June 1, 2006 with the Senior Vice President of Operations of the Company for $5,400 per month and the option to buy 250,000 shares of the Company at $0.50 per share. Either party can terminate the agreement at any time with 14 days notice.

	b)	The Company paid $1,341,483 in respect to non-refundable deposits on equipment purchases with a total cost commitment of $3,043,897.

	c)	The Company paid $178,571 in respect to a refundable deposit on a purchase of land with a total cost of $221,528.

d)

The Company incorporated a wholly owned subsidiary in the State of Nevada on April 28, 2006, named Lexcore Services Inc. The subsidiary entered into an employment agreement effective May 1, 2006 with the Vice-President of Operations for $16,900 per month and the option to buy 200,000 shares of the Company at $0.85 per share.

	e)	The Company entered into an office lease agreement effective July 1, 2006 to July 31, 2010 for basic rent of $13,600 per month.

Note 8	Subsequent Events

Subsequent to August 31, 2006:

a)

The Company’s registration statement on Form SB-2 with the Securities and Exchange Commission for the public distribution of 8,963,626 common shares by existing shareholders, and for registration of a direct offering of up to 5,000,000 common shares at a price of $0.85 per share was effective September 22, 2006.

b)

On October 24, 2006 the Company closed the direct offering, after receiving cash proceeds totalling $1,521,655 for the sale and issuance of 1,790,182 common shares at $0.85 per share. The Company intends to deregister the remaining 3,209,818 shares that were registered on Form SB-2 pursuant to its direct offering.

	c)	The Company incorporated a wholly owned subsidiary in the State of Nevada on October 3, 2006, named Lexcoil Inc.

	d)	The Company granted 95,000 stock options to purchase common shares at a price of $0.85 per share, expiring in October 2008.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION / PLAN OF OPERATIONS

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

Lexington was incorporated as a Nevada company on March 30, 2005. We are a development stage company. We have only recently begun our current operations. As of August 31, 2006, we have not yet earned any revenues, have had operational losses to date and we have an accumulated deficit. As of August 31, 2006, we had net losses since inception in the amount of $923,793.

We have two wholly-owned subsidiaries, Lexcore Services Inc., incorporated as a Nevada company on April 28, 2006, and Lexcoil Inc., incorporated in the State of Nevada on October 3, 2006.

We are an oil field service company in the business of building and leasing oilfield service equipment to oil and gas companies and other oil field service companies in Western Canada. We design, build, lease and in some cases operate the following mobile equipment for use in oil and gas fields:

  drilling units primarily for use in core sampling for tar sands and coal bed methane gas;
  nitrogen generation units for providing nitrogen in drilling operations; and
  well testing units to test oil well capabilities and size.

Description of Property

Our principal executive offices are located at Suite 1209 – 207 West Hastings Street, Vancouver, British Columbia, Canada. The office is approximately 463 square feet.

We also intend to build a 10,000 square foot manufacturing and repair facility with a connected 2,000 square foot office space in Brooks, Alberta, Canada. On February 23, 2006 we entered into an agreement with Jackson Cattle Co. Ltd. to purchase approximately 8.2 acres of raw land in Brooks for a total purchase price of $221,528. As of August 31, 2006, we have paid $178,571 towards the purchase price and we expect to close the purchase within the next 30 days.

We have entered into an agreement to lease a facility in Calgary, Alberta for our wholly owned subsidiary, Lexcore. The agreement with First Truck Centre (Edmonton) Inc., effective as of July 1, 2006, is a sublease granting us lease of premises at 234125 Wrangler Road SE, RR #5, Calgary, Alberta T2P 2G6 for a term of four years from July 1, 2006 and ending July 31, 2010, for an annual rent of approximately $165,000, for monthly installments of approximately $13,600, plus taxes and utilities.

Results of Operations for the Three Months and Nine Months ended August 31, 2006 and for the Period from March 30, 2005 (Date of Inception) to August 31, 2006

Since our inception on March 30, 2005 to August 31, 2006, we did not generate any revenues, although we received interest income of $5,123 for the nine months ended August 31, 2006. For the nine months ended August 31, 2006 we incurred a net loss of ($846,679), compared to a net loss of ($510,355) for the three months ended August 31, 2006. From March 30, 2005 (date of inception) to August 31, 2006, we incurred a net loss of ($923,793). Our net loss per share was ($0.03) for the three months ended August 31, 2006 and ($0.06) for the nine months ended August 31, 2006.

Our total expenses were $513,065 for the three months ended August 31, 2006, including $66,769 in professional fees, $87,667 in management fees, $10,500 in consulting fees, and $348,129 in general and administrative fees. Our administrative expenses consist of salaries, marketing and promotion, tradeshow costs, travel, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs and office supplies. Our expenses for the nine months ended August 31, 2006 were $851,802. From March 30, 2005 (date of inception) to August 31, 2006, our general and administrative fees were $538,664.

Our professional fees of $66,769 for the three months ended August 31, 2006 consisted primarily of legal, accounting and auditing fees. From March 30, 2005 (date of inception) to August 31, 2006, our legal and accounting costs totaled $176,633.

Our management fees of $87,667 for the three months ended August 31, 2006 consisted mainly of amounts paid to the former CFO, and fees paid to our current officers. From March 30, 2005 (date of inception) to August 31, 2006, our management expenses were $175,348.

Our consulting fees for the three months ended August 31, 2006 were $10,500. From March 31, 2005 (date of inception) to August 31, 2006, we incurred consulting expenses of $38,271.

Plan of Operation

We plan to grow our business to offer a complete range of products and services for the entire lifecycle of oil and gas wells including exploration and development, production, operation, maintenance, refining and abandonment.

Our corporate strategy for the next 12 months (beginning the winter 2006) includes the following:

  complete purchase of land and build a manufacturing, warehouse and office facility;
  build oilfield service equipment and continue developing long term contracts with service companies;
  identify acquisitions which will benefit from having in-house construction capabilities and develop personnel and equipment in-house to meet market demands; and
  create additional service lines to complement current operations.

Mobile Well Production Testing Units

We completed the construction on one of two mobile well production testing units that we had been working on. We sold one of the units subsequent to August 31, 2006 for approximately $260,000. We expect the remaining mobile well production testing unit to be completed within the month. The units consist of three major components, a pressure vessel (p-tank) mounted on a trailer, a flare stack and a dog house. There are many suppliers of parts for these components. Brent Nimeck, our VP, Operations, through his company Southern Well Testing Ltd., has many established relationships with suppliers for the parts to build these components. The major components include all the equipment necessary to test a well, a tractor, along with parts to construct a mini mobile office.

We entered into two agreements to lease out our p-tanks, but one of those agreements was terminated by mutual agreement. These agreements are for the lease of only one of the components of the well testing unit, the mobile p-tanks.

Southern Well Testing Ltd., a company controlled by our director and VP, Brent Nimeck, entered into an agreement with us on January 5, 2006 whereby it agreed to lease a p-tank vessel for 48 months for approximately $6,105 per month commencing on June 1, 2006, or later if the p-tank is not ready. The agreement states that if the p-tank is not ready by June 1, 2006, commencement of the lease payments will be delayed until the first of the month following the month in which the p-tank is made available by us for lease. On November 1, 2006, both parties agreed to terminate the agreement, effective immediately, with no penalty or costs to be paid by either party. We sold our first mobile well production testing unit without the dog house for approximately $260,000. Our management decided to sell the unit and put the money towards our coring division, which we anticipate will have a much higher profit margin.

Southern Well Testing (2005) Ltd., also controlled by our director Brent Nimeck, entered into an agreement with us on February 3, 2006 to lease a p-tank vesselon similar terms. The agreement, which will become effective once we have completed and insured the p-tank, provides for the lease of a p-tank for 48 months for $6,105 per month commencing on July 1, 2006 or the first of the month following the month in which the p-tank is made available by us to the customer. This agreement continues to be in effect, and we anticipate that we will be able to deliver the product to the customer by December, 2006. If all of our cash requirements to develop all of our divisions are not met, we may negotiate the cancellation of this agreement and sell the unit.

If we fail to complete the p-tank within a reasonable time, we may not be able to generate revenues pursuant to the leases we have already entered into, which could prevent us from becoming profitable. It is our intention to lease the p-tank vessel as a complete package and we are currently negotiating leasing the other components of the package to Southern Well Testing Inc., a company controlled by our Director and Senior VP, Operations, Brent Nimeck.

Nitrogen Generation Unit

The following table provides details of the payments we have made and are obligated to make for the nitrogen generation unit we have already ordered.

Part	Supplier	Paid to Date ($)	Amount Due ($)	Date of Anticipated Payment
Nitrogen Generation Unit	Innovative Nitrogen Systems	1,273,734	141,525	Due now

If we fail to make the above described payment, we may lose our deposit, or we may be required to pay higher costs and wait a longer period for delivery of the nitrogen unit. After the nitrogen unit has been completed, we expect to spend another $200,000 per year for modification and maintenance of the unit. We are not dependent on any raw materials for the operation of the unit. The unit has been designed to convert oxygen from the atmosphere into nitrogen. The design of the unit relies on common processes to convert the oxygen.

Coring Units

Our total cost of building each coring unit will be approximately $1,213,910, including a cost of approximately $606,955 for a drilling rig for each unit. Subsequent to August 31, 2006, we paid our supplier, Laibe Corp., our supplier, for both rigs in full. The rigs are now at our facility in Calgary, Alberta for additional assembly and construction.

Liquidity and Capital Resources

As of August 31, 2006, we had a working capital surplus of $960,985. Our accumulated deficit was $923,793 at August 31, 2006. Our net loss of $923,793 from March 31, 2005 (inception) to August 31, 2006 was mostly funded by our equity financing. During the nine months ended August 31, 2006, we raised $3,338,377 in equity finance. The increase in cash during the nine months ended August 31, 2006 was $874,844. The increase was due to our equity financing activities.

Net cash used in operations for the nine months ended August 31, 2006 was $817,927 and net cash used in investing activities was $1,645,606. Investing activities during the nine months ended August 31, 2006 included $1,467,035 for equipment purchase and deposit and $178,571 for deposit on land. During the nine months ended August 31, 2006 our monthly cash requirement was approximately $274,000, including $91,000 monthly in operating activities and $183,000 in equipment and land purchases. At the end of the period as at August 31, 2006, we had cash of $946,694, which we anticipate will cover our costs for approximately 3.5 months according to our current monthly burn rate.

We anticipate that after four months our monthly expenses will increase to $350,000, which includes $150,000 monthly for general and administrative expenses. We are anticipating an increase of $15,000 per month in expenses with the addition of consultants or employees.

We anticipate that we will incur substantial losses over the next two years. We estimate that we will purchase parts for well testing equipment and two drilling rigs, construct nitrogen generation unit, complete property purchase in Brooks, and design and build operating facility over the next 12 months beginning the winter 2006. Total cash requirements to complete those steps will be approximately $4,125,435 set out as follows:

Expense	Amount
Construction of nitrogen generation unit	141,525
Purchase of remaining parts for our coring units	1,213,910
Complete property purchase in Brooks	36,000
Design and build operating facility	740,000
Administrative expenses	1,994,000
Total	4,125,435

Of the $4,125,435 we need for the next 12 months, we had $946,694 in cash or cash equivalents as of August 31, 2006, and since August 31, 2006, we raised $1,521,655 pursuant to a registered public offering on Form SB-2. The balance of our cash requirements for the next 12 months (approximately $1,657,086) we intend to raise from private placements and possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing.

If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. If we cannot raise at least $1,657,086, we will not be able to carry out our full business plan and we may not be able to become profitable and we may have to cease operations.

On September 22, 2006, we registered 8,963,626 common shares to be sold by existing shareholders and up to 5,000,000 common shares by a direct offering. We closed the direct offering on October 24, 2006, after raising a total of $1,521,655 through the sale of 1,790,183 shares. We intend to deregister the remaining 3,209,818 shares that were registered on Form SB-2 pursuant to our direct offering.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have generated no revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

We have incurred operating losses from our inception and we are dependent upon our ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about our ability to continue as a going concern.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of Lexington and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Certain Relationships and Related Party Transactions

We have entered into two agreements to lease out part of our mobile p-tanks, once we have completed building them. Southern Well Testing Ltd., a company controlled by our director and VP, Brent Nimeck, entered into an agreement with us on January 5, 2006 whereby it agreed to lease a p-tank for 48 months for $6,105 per month commencing on June 1, 2006, or later if the p-tank is not ready. If the p-tank is not ready by June 1, 2006, commencement of the lease payments will be delayed until the first of the month following the month in which the p-tank is made available by us for lease. On November 1, 2006, both parties agreed to terminate the agreement, effective immediately, with no penalty or costs to be paid by either party.

Southern Well Testing (2005) Ltd., also controlled by our director Brent Nimeck, entered into an agreement with us on February 3, 2006 to lease a p-tank on similar terms. The agreement, which will become effective once we have completed and insured the p-tank, provides for the lease of a p-tank for 48 months for $6,105 per month commencing on July 1, 2006 or the first of the month following the month in which the p-tank is made available by us to the customer.

We pay Brent Nimeck, our senior Vice-President of Operations, approximately $65,000 annually and 250,000 stock options for his services according to his employment agreement. We pay Larry Kristof, our President, CEO and CFO, approximately $87,000 annually and 250,000 stock options for his services based on his employment agreement. We are currently negotiating increases in salary for both Mr. Kristof and Mr. Nimeck.

Other than these agreements and employment agreements described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000.

Known Material Trends and Uncertainties

As of August 31, 2006, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In view of the uncertainties concerning our continued existence as a going concern, our management plans to mitigate the effect of such conditions, management intends to take the following steps in the event that we are not able to raise sufficient funds to meet the needs of our business plans:

  negotiate with suppliers to delay deposit due dates;
  lease some equipment as individual pieces, as opposed to entire units, if we are unable to build and purchase the entire units; and
  negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decision of the Board of Directors not to pursue a specific course of action based on a re-assessment of the facts or new facts, or changes in general economic conditions.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 3 of the notes to our historical financial statements. We have identified below the accounting policy that is of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Stock-based Compensation

We have elected to apply the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our stock options on options granted to employees and directors. Under APB 25, compensation expense will be not recorded to the extent that the exercise price is high than the market value of the underlying stock on the measurement date, which is usually the date of grant.

Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards (“FAS”) No. 123 “Accounting for Stock-Based Compensation” and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned.

ITEM 3. CONTROL AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES:

On May 17, 2006, we issued our officer of one subsidiary options to purchase 200,000 common shares at a price of $0.85 each. The options may be exercised until the date of termination of his employment agreement or until May 17, 2008, expiration date, whichever occurs earlier.

On May 17, 2006, we issued our officers and legal counsel options to purchase a total of 600,000 common shares at a price of $0.50 each until May 17, 2008.

On May 17, 2006, we issued our consultant options to purchase 20,000 common shares at a price of $0.50. The options may be exercised until the date of termination of the consulting agreement or until May 17, 2008, whichever occurs earlier.

On August 1, we issued two persons options to purchase a total of 400,000 common shares at a price of $0.85 each until August 1, 2008.

In August 2006, we issued 2,567,952 common shares to investors at $0.85 per share, for cash proceeds of approximately $2,182,759.

In October 2006, we issued five consultants options to purchase a total of 95,000 common shares at a price of $0.85 each until October 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS:

None

ITEM 5. OTHER INFORMATION:

Southern Well entered into an agreement with us on January 5, 2006 whereby it agreed to lease a p-tank mobile testing unit for 48 months for $6,105 per month commencing on June 1, 2006, or later if the p-tank is not ready. If the p-tank is not ready by June 1, 2006, commencement of the lease payments will be delayed until the first of the month following the month in which the p-tank is made available by us for lease.

On November 1, 2006, Southern Well Testing Ltd., a company controlled by our director and VP, Brent Nimeck agreed with us to terminate the agreement we entered into with Southern Well Testing on January 5, 2006 for the lease of a p-tank. The agreement was terminated as of November 1, 2006, with no penalty or costs to be paid by either party.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	P-tank Lease Agreement between Lexington and Southern Well Testing Ltd. dated January 5, 2006 (1)

10.2	P-tank Lease Agreement between Lexington and Southern Well Testing (2005) Ltd. dated February 3, 2006 (1)

10.3	Real Estate Purchase Contract between Lexington and Jackson Cattle Co. Ltd. dated February 3, 2006 (1)

10.4	Douglas Blackman Management Agreement dated November 17, 2005 (1)

10.5	Larry Kristof Employment Agreement (2)

10.6	Brent Nimeck Employment Agreement (2)

10.7	Nitrogen Generation Unit Invoice dated June 23, 2006 (2)

10.8	Drilling Rig 1 Invoice (2)

10.9	Drilling Rig 2 Invoice (2)

10.10	Addendum to Real Estate Purchase Agreement with Jackson Cattle Co. Ltd. (2)

10.11	Agreement to purchase Horizontal Separator from Bromley Mechanical Services (2)

10.12	Amendment dated August 2, 2006 to Real Estate Purchase Agreement with Jackson Cattle Co. Ltd. (3)

10.13	Letter of Intent dated August 2, 2006 with Laricina Energy Ltd. (4)

10.14	Sub-lease Agreement with First Truck Centre (Edmonton) Inc. (3)

10.15	Amendment to Real Estate Purchase Agreement with Jackson Cattle Co. dated August 31, 2006 (4)

10.16	Doug Chernesky Employment Agreement (4)

10.17	Virgil Cuerrier Employment Agreement (4)

10.18	Denis Desrosiers Employment Agreement (4)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Included as exhibits on our Form SB-2 filed May 16, 2006.

2.	Included as exhibits on our Form SB-2/A filed July 7, 2006.

3.	Included as exhibits on our Form SB-2/A filed August 9, 2006.

4.	Included as exhibits on our Form SB-2/A filed September 1, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexington Energy Services Inc.
(Registrant)

/s/ Larry Kristof
Date: November 6, 2006	Larry Kristof
Director , President, Chief Executive Officer
Chief Financial Officer, Principal Accounting
Officer