Form 10KSB
period 2006-11-30
Lexington Energy Services Inc.
filed 2007-03-12
CIK 1357335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-134175

LEXINGTON ENERGY SERVICES INC.
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
of Organization)

207 West Hastings Street, Suite 1209	V6B 1H7
Vancouver, BC
(Address of principal executive offices)	(ZIP Code)

604-899-4550
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10KSB or any amendment to Form
10-KSB. ;

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No [X]

Issuer’s revenues for its most recent fiscal year: $0

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at
February 27, 2007 (computed by reference to the closing price of the last sale recorded on the NASD OTC
Bulletin Board of the common shares on such date): $11,204,368

Number of common shares outstanding at February 27, 2007: 22,289,178

i

ii

PART I

Item 1. Description of Business

Cautionary Statement

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Currency

All currency references in this Report are in US dollars unless otherwise noted.

Introduction

Lexington Energy Services Inc. was incorporated as a Nevada company on March 30, 2005. We have three wholly-owned subsidiaries, including Lexcore Services Inc. (“Lexcore”), which was incorporated as a Nevada company on April 28, 2006 and Lexcoil Inc. (“Lexcoil”), which was incorporated as a Nevada company on October 3, 2006. Lexcore operates our activities relating to leasing coring units. Lexcoil is currently inactive. We also own LXN2 LLC, which was set up as a Michigan LLC on February 14, 2007. We plan to use LXN2 LLC for the future growth of a manufacturing facility in Michigan, US for our nitrogen generation system.

We have only recently begun our current operations and have had operational losses to date, as well as an accumulated deficit. As of November 30, 2006, we had net losses since inception in the amount of ($2,048,560).

We are an oil field service company providing manufacturing and leasing of oilfield service equipment to oil and gas and other oil field service companies.

Our Products and Services

Nitrogen Generation Unit

We recently completed building a nitrogen generation unit, and we are now in negotiations to lease out this equipment. Nitrogen generation is a process which extracts the nitrogen content from atmospheric air and purifies it from its original content of 79% up to a purity of 99.5% . The oil industry uses nitrogen in various applications. Nitrogen is an inert gas which does not allow corrosion and displaces oxygen from wells and other hydrocarbon based environments. Removing the oxygen from these environments and wells eliminates the risk of causing a fire in a well or causing a surface explosion. In the case of “sour wells” which contain Hydrogen sulfide gas, nitrogen is used to displace oxygen. Removing oxygen from sour wells prevents corrosion of the well bore and downhole equipment. Without nitrogen, sour wells can rapidly eat through steel in a couple of days, which can result in a major loss of assets to an oil company.

In Western Canada drilling operations, nitrogen is often used daily and is in short supply. Most nitrogen generation plants are located over 500 kilometers from the markets where they are sold. The gas is compressed, liquefied and stored under pressure so it can be transported to location and converted from a liquid back to a gas and then sold to the customer. The remote location and vast distance between point of manufacture and point of sale poses a serious logistical problem to many oil companies. The liquid nitrogen systems require trucking of thousands of gallons of product from the point of production to a transfer station and then a field pumping unit. The liquid is handled three times and thousands of kilometers are driven to get the product to location.

Our planned nitrogen generation system generates a continuous supply of nitrogen without any of the additional costs associated with liquid systems. Our system draws in a large volume of air at low pressures, super heats the air to remove any contaminates such as oil, moisture and dirt. From there the air is forced under pressure into a nitrogen membrane module. There modules contain thousands of hair like fibers which only allow nitrogen molecules to pass through. As the nitrogen is allowed to pass into the membrane, the waste gas oxygen is dumped from the system back into the atmosphere. We believe this system of nitrogen production will allow us to produce a constant uninterrupted supply of nitrogen at the point of sale with low operating costs and no costs or hazards associated with liquid units.

It is management's belief that the technology related to how oxygen is used to create nitrogen in our nitrogen generation unit is too commonly used and widely known to be patentable and therefore we do not own such technology. However, we recently received a notice from counsel for Pacific Consolidated Industries, LLC ("PCI"), giving us notice that PCI had obtained an injunction against Innovative Nitrogen Systems, LLC ("INS") (the company who built our Nitrogen Generation Unit) prohibiting INS from retaining, using or disclosing any of PCI's trade secrets or other confidential information. In a letter to us dated March 6, 2007, PCI has alleged that some of its proprietary technology may have been used by INS in building our nitrogen generation unit, and that we are therefore prohibited in using the unit. Based on a preliminary review of PCI's allegations, our management does not believe that PCI's injunction limits or curtails our ability to use or lease our nitrogen generation equipment. Further details of this claim are described under the heading "Legal Proceedings".

Our nitrogen generation unit differs in several ways from the closest comparably designed systems on the market. Our system is capable of producing 99.5% nitrogen. The only company we are aware of that provides mobile nitrogen generation services is Canadian Nitrogen Services Inc. According to their website, Canadian Nitrogen Services provide mobile nitrogen generation units which produce 95% nitrogen. This difference is significant as the purer the nitrogen that is being used at an oil and gas site, the lower the risk of explosion and corrosion. The other major difference is the diesel electric system that will power our unit. We are able to use a single diesel burning generator to provide electrical power to our system. This allows us to use electric motors on our compressors instead of coupling diesel engines directly to our compressors. This design allows us to have less moving parts on the system as compared to traditional systems of our competitors. Our management believes that the reduction in moving parts makes our system more efficient and more reliable. Our management also believes that the key elements of the design which make our unit more efficient than other systems are due to innovations designed by our management, and do not come from our supplier, INS.

Our nitrogen generation system requires two people to operate and has a ten hour supply of fuel on board which is complemented with an auxiliary supply truck. Also, it has a diesel electric system which gives it the flexibility to operate off of an auxiliary power supply, thus eliminating any cost of generating the nitrogen except for labour costs. The nitrogen generation unit is mobile (mounted on a 50 foot trailer) and has an operator/control air-conditioned cabin with one room with a desk and one room for resting and storage.

We are currently negotiating to lease our Nitrogen generation unit to Nitro-Gen Technologies Group Inc., a company partly owned and run by Brent Nimeck, our Chief Operating Officer and a Director of Lexington.

Mobile Well Production Testing Units

In 2006, we built and two mobile well testing units (p-tanks). Oil and gas wells need to be tested for various lengths of time depending on the well performance and repair times. This is done so that the oil companies can estimate reservoir capabilities and size. Typically, the oil and well testing procedure is cumbersome and difficult because of the size and volume of the equipment required, which must be moved by large trucks to location. The p-tanks which we built and sold were able to perform these tests.

The production testing package is comprised of three major components, the pressure testing vessel (p-tank), flare stack and dog house. When assembled on a well site location the components allow a testing company to “test the productivity of the well” for the oil companies.

The mobile production testing units we built last year consisted of all the equipment necessary to test a well attached to a tractor, along with a mini mobile office with satellite internet access in our proprietary packaging which allows us to eliminate the need for third party trucking in the testing of oil and gas wells.

We previously entered into two agreements to lease out our p-tanks. However, once we completed ordering all of the parts and assembling the p-tanks, our management determined that it would be more beneficial for us at that time to sell the units and terminate the lease agreements, and apply the proceeds of the sales of the p-tanks towards our other divisions. The lease agreements were terminated by the consent of all parties to the agreements.

We plan to build more p-tanks on order from customers. We currently do not have any orders to build any units. We also plan to build out p-tank business through acquisition.

As of February 28, 2007 we did not have any p-tanks available for lease or in production.

Coring Units

On April 28, 2006, we incorporated a wholly-owned subsidiary, Lexcore Services Inc. ("Lexcore"), as a Nevada company, through which we operate our activities relating to building and leasing coring units. Through Lexcore we provide to oil and gas companies drilling services, including equipment rental and provision of personnel to operate the equipment. The equipment we have designed and are building will be suitable for use in a variety of drilling operations, including coring, geothermal, coal methane beds and shallow natural gas.

On September 13, 2006, Lexcore submitted a bid to Laricina Energy Ltd., a Calgary, Alberta based oil and gas producing company, to lease two coring/drilling rigs to Laricina Energy for a coring project during late 2006 and early 2007. Laricina Energy accepted the bid on September 22, 2006 (the "Laricina Drill Program"). The Laricina Drill Program consists of an exploration drill program on approximately 69 wells at Wabiskaw, Wandering River and Fort McMurray in Alberta, Canada. Under the terms of the Laricina agreement, Lexcore agreed to charge by the meter drilled and to charge by the hour for all day work, including movement from area to area, and hole to hole, 3rd party cementing, logging, towing and waiting on cement, loggers, and instructions and waiting on Operator supplied services. Further, Lexcore agreed to supply the drill rig, wireline core system, core unit (staff facilities), drill pipe system unit, mud tank, genset for rig operations, and the crew. Laricina agreed to supply at no expense to Lexcore mud and drill additives, surface casing, all fuel, water source and disposal sumps, water and vac truck services, waste disposal on site, logging services, towing services, all site preparation and permits, site clean up and cuttings removal, accommodation and food for all crew, and ambulance on site requirements.

Our fully equipped and manned rigs went out to location and began the Laricina Drill Program in January 2007. As of February 28, 2007 the Laricina Drill Program was ongoing but we expect it to end in middle to late spring, depending on weather conditions.

On February 28, 2007, Lexcore entered into an agreement to provide drilling equipment and personnel to Japan Canada Oil Sands Limited (“JACOS”) for a drilling program in Alberta, Canada. Lexcore agreed to use all reasonable efforts to commence operations for the drilling program on the first JACOS operated well by March 1, 2007. The parties have agreed that each well within the drilling program shall be drilled to a depth of approximately 400 meters, or to the Devonian formation, whichever is deeper, but Lexcore shall not be required to drill any well below a maximum depth of 500 meters.

The Coring Units

We have plans to build four more coring units in the next 12 months. We have not yet ordered any parts, but anticipate that we will do in the fall of 2007. Each coring unit (including the two which we have completed and are in final testing) consists of four trucks, as follows:

  Drilling Rig Unit. This is the largest truck in the coring unit and is used to raise, lower and rotate the drill pipe in and out of the hole. It consists of a mud pump for circulating of drilling fluids. It is capable of handling all downhole drilling and coring tools, and is capable of drilling range 2 drill pipe and completions of wells with range 3 casing.

A picture of a drilling rig is presented below.

  Pipe Handling System. This truck is fully automated and used to feed drill pipe to the drilling rig. Our pipe handling system is designed to carry up to 700 m of drill pipe.

  Core Van. This vehicle's purpose is primarily to pre-evaluate cored material and to prepare the material for transport to laboratories. Attached to the vehicle is a power generator, washroom and staff change room. Also attached is an automated blow out prevention system to handle a gas kick which can occur when drilling or coring into any hydro-carbon formation and can be easily controlled with a blow out prevention system.

  Boiler Unit Mud System. The boiler truck is used to carry the boiler unit which produces steam for heat in winter drilling. It has a self contained generator. It will pull the drilling fluids tank which is used to recirculate drilling fluid. Drilling fluid is piped down the hole while the drill pipe is being drilled into the ground.

Coring

Oil and gas companies evaluate tar sands and coal bed methane gas by drilling evaluation holes in the earth and removing core samples. Coring involves the cutting of a vertical, cylindrical sample out of the earth of the formations encountered as a well is drilled, to allow geological analysis of the formation. The geological analysis of a core sample may determine porosity, permeability, physical characteristics, fluid content, geological age, and probable productivity of the formation.

Our coring unit systems are unique because of their drilling capacities. We designed our units with our supplier and with suggestions from a potential customer. Coring rigs are traditionally big and cumbersome with excessive weight. Our rigs are unique in that we have converted water well drilling rigs into an oil and gas coring rigs. Essentially, we have modified a smaller, lighter rig to handle the same capacity work load as a traditional oil and gas rig. Due to the fact that these modifications were done through our supplier, we cannot apply for patent protection. We believe these lighter units allow us to drill faster than a conventional drilling rig. Another advantage of our system is that it uses a wireline coring method.

Wireline coring method

Our coring units use a wireline coring method. A wireline core involves putting a drill pipe into the ground and pulling the earth core samples out of the centre without moving the drill pipe. Our coring units each have a 30 ft drill pipe which can retrieve a 3 inch wide core up to 700 m deep into the earth.

We believe wireline coring is faster and more efficient than the conventional coring method which involves having coring tools at the bottom of the drill pipe, and inserting the drill pipe into the ground, and then retrieving only 9 m of core at a time. The disadvantage to this method is that the drill operator must pull all the drill pipe out of the hole every 3 m. When using a wireline core, the drill operator can leave the drill pipe in the ground, and pull the core sample out from the inside of the drill pipe with the wireline. Our management estimates that about 50% of coring in oil sands in Alberta is done using the wireline coring method.

A conventional coring unit would usually require six or seven trucks (two or three more trucks than our wireline coring unit) since the conventional method requires more equipment. Because more trucks are needed, either more personnel are required, or several trips have to be made by some drivers. Also, with conventional coring the trucks are typically larger, and require bigger roads to be built to allow them access into remote areas. In Alberta, most core samples need to be transported to Calgary for evaluation. Coring in oil fields usually requires travel into remote areas, often areas so remote that roads need to be built to allow the coring unit to get there. Once there, a coring unit must usually travel anywhere from 300 m to 2 km to obtain each core sample. We believe that our wireline coring unit (consisting of only four trucks) will be attractive to oil companies because our units are smaller and require less fuel, less manpower and smaller roads than conventional coring units.

Another distinct benefit to wireline coring is that with the smaller unit, there is a smaller environmental footprint. Oil companies are required to pay stumpage fees related to the number of trees that are cut down in oil exploration and production. Also, there are regulations on how many trees may be cut down in each area. For the wireline coring unit, the work area needed is about half the size of conventional coring units. The work area is usually created by cutting down trees to make a clearing. The smaller size of our wireline coring units will allow oil companies that use our equipment to construct smaller areas to set up the coring unit for sampling.

Growth

We expect our business strategy will continue to include growth through selective acquisitions. Our continued rate of growth will depend on our ability to identify attractive acquisition opportunities and to acquire identified targets at commercially reasonable prices. We plan to integrate future acquisitions into our existing operations. We have extra space in our facility in Calgary and we expect to have extra space in our planned facility in Brooks, Alberta in which we can house the development of new products or businesses that we acquire.

The Oil and Gas Services Industry

We provide products and services to onshore oil and natural gas exploration and production companies and other oil service companies for use in the drilling and production of oil and natural gas. The main factor influencing demand for well services in our industry is the level of drilling activity by oil and natural gas companies, which, in turn, depends largely on current and anticipated future crude oil and natural gas prices and depletion rates. Current market indicators suggest an increasing demand for oil and natural gas coupled with a flat or declining production curve, which we believe should result in the continuation of historically high crude oil and natural gas commodity prices. For example, in its International Energy Outlook 2006, the Energy Information Agency of the U.S. Department of Energy (the EIA) forecasts that North American gas consumption is projected to increase an average annual rate of 1.1 percent between 2003 and 2030. According to the same report, Canada is currently the source of almost 90% of net natural gas imports to the U.S., although that percentage is expected to drop significantly over the next 25 years.

Our Distribution Method

For our current Laricina Drill Program, our rigs and crews traveled from our Calgary office to the location of the project. We intend to also set up a facility in Brooks, Alberta. In the future, we anticipate that some customers will pick up equipment they lease from us from either our Brooks, Alberta location or our Calgary, Alberta location. For some projects for which we also provide a crew, we will travel to location.

New Products and Services

All of our products and services are new, as we have only recently begun operations. We intend to actively seek new products and services currently offered by other companies and attempt to acquire them by payment of cash or shares or by purchasing a company.

Competition

Our competition includes small and mid-size independent contractors as well as major oilfield services companies with international operations. We compete with over 100 testing companies that provide services to oil and gas companies in Western Canada, and many more companies that provide oil field services internationally. We believe that the principal competitive factors in the market areas that we serve are price, product and service quality, efficiency and availability of equipment and technical proficiency.

We differentiate ourselves from our major competition by our unique equipment. Much of our equipment, including some of our mobile well testing equipment and our nitrogen generation unit has been designed by our management, or designed by our suppliers on the instructions of our management. We have not created any new technology in designing our proposed equipment, but rather, we have combined existing equipment and technologies to produce better overall results such as higher purities and pressures. We use some off-the-rack products so we can easily get replacement parts. Our management does not believe that we would be able to obtain patents for any of the systems or processes that we have designed.

Our target market is independent oil and gas companies. Based on the experience of our directors, these independents typically are relationship driven and make decisions at the local level. We believe this business model will enable us to grow our business. However, we are a minor participant in the industry and compete in the oil and natural gas industry with many other companies having far greater financial, technical and other resources.

Marketing

We have been active in building awareness of our services through press releases and other publicity materials which we send regularly to industry trade papers and magazines. We have attended, and plan to attend mining and oil and gas trade shows in North America. We also feature our services at our website at www.lexingtonenergyservices.com. We intend to develop future business through the existing contacts of our management team.

Research and Development

Since our inception, we have not spent any money on research or development. However, we intend to spend approximately $900,000 during the next year on research and development to improve the design of our planned equipment and manufacturing processes so that both are more efficient and effective.

Intellectual Property

We have not filed for any protection of our trademarks. We do not believe we could obtain a patent on the assembly design for any of our equipment. We own the intellectual property associated with our trade names and our website at www.lexingtonenergyservices.com.

Legislation and Government Regulation

Canada has regulatory provisions relating to permits for the drilling of wells, the spacing of wells, the prevention of oil and natural gas waste, allowable rates of production and other matters. The amount of oil and natural gas produced is subject to control by regulatory agencies in each province that periodically assign allowable rates of production. The Province of Alberta and Government of Canada also monitor and regulate the volume of natural gas that may be removed from the province and the conditions of removal.

The right to explore for and develop oil and natural gas on lands in Alberta, Saskatchewan and British Columbia is controlled by the governments of each of those provinces. Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on the operations of our customers, which in turn could affect the demand for our products and services and have a substantial effect on our operations. In addition to the foregoing, in the future, our Canadian operations may be affected from time to time by political developments in Canada and by Canadian Federal, provincial and local laws and regulations, such as restrictions on production and export, oil and natural gas allocation and rationing, price controls, tax increases, expropriation of property, modification or cancellation of contract rights, and environmental protection controls. Furthermore, operations may also be affected by United States import fees and restrictions.

We are also subject to safety policies of the Alberta Workers Compensation Board that regulates the protection of the health and safety of workers.

Environmental Law Compliance

As our business plan involves offering equipment for lease to oil and gas companies, we do not expect that we will be governed by the comprehensive federal, provincial and local laws that regulate the discharge of materials into the environment or otherwise relate to health and safety or the protection of the environment. Our well testing equipment has been developed to assist oil and gas companies in Western Canada to comply with "Guide 40: Pressure and Deliverability Testing - Oil and Gas Wells" as developed by the Alberta Energy and Utilities Board. Guide 40 provides the requirements and recommended practices for pressure and deliverability testing of oil and gas wells. We need to ensure that the equipment which we create assists our clients in meeting these regulations. The Alberta Energy and Utilities Board is an independent, quasi-judicial agency of the Government of Alberta which regulates the safe, responsible, and efficient development of Alberta's energy resources.

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

Employees

We currently employ approximately six people at our Vancouver office in the areas of management, accounting, marketing and administration and six people in our Calgary office in the areas of management, operations, administration, investor and media relations, and research and development. We also currently employ a team of 25 full time rig personnel who are currently working in Fort McMurray on a service contract though our subsidiary Lexcore.

Over the next 12 months, we anticipate that we will hire two to three more people in the areas of media, publicity and marketing. We are also currently reviewing potential candidates to serve on our Board of Directors and join our executive management team. Over the next 12 months, we hope to add at least two more directors to our Board, as well as a new Chief Financial Officer and several Vice Presidents. We also expect to hire a customer service representative and a facility manager for our planned facility in Brooks, Alberta once our facility is built. If we are successful in raising additional capital to build more equipment and expand, we will likely hire skilled technical workers to assemble the equipment on a short term contract basis. We currently engage independent contractors in the areas of accounting, bookkeeping and legal services.

Item 2. Description of Property.

Our properties are as follows:

Vancouver, British Columbia

Lexington’s principal executive offices are located at 207 West Hastings Street, Suite 1209, Vancouver, British Columbia, V6B 1H7, Canada. Our office is approximately 2,000 square feet in size. We are currently negotiating a three lease agreement which we expect to be for monthly rent of $2,500.

Calgary, Alberta

Lexcore’s head office is located at 34125 Wrangler Road SE, RR #5, Calgary, Alberta T2P 2G6. The facility in Calgary is approximately 9,500 square feet in size. The lease is for a term of four years and ends on July 31, 2010 and we pay an annual rent of approximately $165,000, for monthly installments of approximately $13,600, plus taxes and utilities.

Brooks, Alberta

On February 23, 2006 we entered into an agreement to purchase a property in Brooks, Alberta for a purchase price of $221,528. The property is comprised of raw land and is approximately 8.2 acres. We have paid a deposit of approximately $183,000 and we expect to pay the remaining $39,000 after the seller of the property has successfully obtained titles for subdivided parcels of land which will allow us to close the transaction. The seller has indicated that it will grant us possession of the land with no further payment due until the seller is ready to close the transaction.

Item 3. Legal Proceedings.

On March 6, 2007, we received a letter from counsel for Pacific Consolidated Industries, LLC ("PCI"), giving us notice that PCI had obtained an Order of Preliminary Injunction issued by the U.S. District Court for the Central District of California on February 7, 2007 an injunction in U.S. against Innovative Nitrogen Systems, LLC and two of its executives, Bill Brigham and Michael Schroeder, and all persons acting in convert with any of them, from taking a number of actions, including: "approaching, for purposes of marketing, selling or providing any type of services, including consultant, subcontractor or advisory services….to those customers set forth at Exhibit A hereto." Lexington is listed as one of the customers that INS is prohibited from contacting. Further, the court preliminarily enjoined INS from "retaining any of PCI's trade secrets or other confidential information…[or] using or disclosing, directly or indirectly, any of PCI's trade secrets or other confidential or proprietary information." In its letter dated March 6, 2007, PCI has alleged that some of its proprietary technology may have been used by INS in building our nitrogen generation unit, and that our proposed lease of the unit to Nitro-Gen would constitute a transfer of PCI's technology in breach of the injunction. As of today's date, we are not a party to the proceedings, nor has PCI threatened to add us or any of our agents or directors as a party.

Based on a preliminary review of PCI's allegations, our management does not believe that PCI's injunction limits or curtails our ability to use or lease our nitrogen generation equipment. Further, it is management's belief that the technology related to how oxygen is used to create nitrogen in our nitrogen generation unit is commonly used and widely known and has not been patented and cannot be patented. Further, the key elements of the design which make our unit more efficient than other systems we believe are due to innovations designed by our management, and do not come from our supplier, INS, and therefore do not originate with PCI and are not subject to any injunction. We intend to correspond with counsel for PCI to see if a settlement regarding interpretation of PCI's injunction can be reached.

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is a limited public market for our common shares. Our common shares are quoted for trading on the NASD OTC Bulletin Board under the symbol “LXES”. Our common shares became eligible for quotation on November 30, 2006, but no quotes of our stock appeared on the OTC Bulletin Board until December 2006.

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
Dec. 1, 2006 – Feb. 28, 2007	$1.66	$0.75

As of February 27, 2007, there were 22,289,178 common shares outstanding, held by approximately 278 shareholders of record.

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

On January 16, 2007, we filed with the SEC a Form S-8 registering 3,000,000 common shares to be issued to employees and consultants, approved by the Board on January 11, 2007. Of the 3,000,000 common shares registered, 2,000,000 common shares were registered pursuant to Lexington’s 2007 Non-Qualified Stock Option Plan and 1,000,000 common shares were registered pursuant to Lexington’s 2007 Non-Qualified Stock Compensation Plan. As of February 27, 2007 20,000 shares had been issued pursuant to the 2007 Non-Qualified Stock Option Plan and no shares had yet been issued under the 2007 Non-Qualified Stock Compensation Plan. As of February 27, 2007 no options were issued and outstanding under the 2007 Non-Qualified Stock Option Plan.

Recent Sales of Unregistered Securities

On December 1, 2006, we issued 484,642 shares of common stock at $1.00 per share to investors, for cash proceeds of approximately $484,642.

On December 7, 2006, we issued 43,860 common shares pursuant to the exercise of options by a former consultant. The shares were issued at $0.50 per share for cash proceeds of approximately $21,930.

On December 29, 2006, we issued 255,755 common shares pursuant to the exercise of warrants by an investor. The warrants were exercised pursuant to two warrant certificates and were exercised at a price of $0.85 per share, for cash proceeds of approximately $217,392.

On February 15, 2007, we issued 330,957 shares of common stock at $1.00 per share to investors, for cash proceeds of approximately $330,957.

We did not employ an underwriter in connection with the issuance of the securities described above. The issuance of the foregoing securities were exempt from registration under Regulation S of the Securities Act. Our other securities issuances were registered on one of the two Registration Statements on Form SB-2 that were declared effective during the past year.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis or Plan of Operation

We are a development stage corporation and we are dependent on our ability to raise capital to sustain operations. Since our fiscal year end of November 30, 2006, we received revenues of approximately $785,000 pursuant to the Laricina Drill Program through our subsidiary Lexcore. At November 30, 2006, however, we had not yet generated any revenues and had accumulated losses of $2,048,560 since our inception. Although we expect to continue to generate revenues, we will need to raise additional capital to carry out our business plan. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, investor sentiment, and as noted above, the potential approval of our senior equity securities. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business.

We anticipate that the demand for our services over the next year will be primarily determined by current and anticipated oil and gas prices and the related general production spending and level of drilling activity in Western Canada, where we intend to initially focus our operations. Volatility or weakness in oil and gas prices (or the perception that oil and gas prices will decrease) may affect the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells. This, in turn, could result in lower demand for our services and may cause lower rates and lower utilization of our well service equipment.

Results of Operations

Results of Operations for the year ended November 30, 2006 and for the Period from March 30, 2005 (Date of Inception) to November 30, 2006

Since our inception on March 30, 2005 to November 30, 2006, we did not generate any revenues, although we received interest income of $8,788 and we received gross proceeds of $628,070 from the sale of equipment, which resulted in a net capital gain of $75,459, for the year ended November 30, 2006. For the year ended November 30, 2006 we incurred a net loss of ($1,971,446). From March 30, 2005 (date of inception) to November 30, 2006, we incurred a net loss of ($2,048,560) compared to a net loss of ($77,114) for the period from March 30, 2005 (date of inception) to November 30, 2005. Our net loss per share was ($0.13) for the year ended November 30, 2006 and ($0.01) for the period from March 30, 2005 (date of inception) to November 30, 2005.

Our total expenses were $2,055,693 for the year ended November 30, 2006, including $252,066 in professional fees, $343,380 in management fees, $62,668 in consulting fees, $535,826 in promotion and marketing, $339,492 in travel, and $508,528 in general and administrative fees.

Our expenses since March 30, 2005 (date of inception) to November 30, 2006 were $2,132,807 compared to $77,114 for the period from March 30, 2005 (date of inception) to November 30, 2005.

Our general and administrative expenses included office rent, office supplies, communication expenses (cellular, internet, fax, telephone), travel and entertainment, courier and postage costs, salaries for our officers and for our administrative assistant. From March 30, 2005 (date of inception) to November 30, 2006, our general and administrative fees were $514,464 compared to $5,936 for the period from March 30, 2005 (date of inception) to November 30, 2005. Our expenses for the year ended November 30, 2006 were $2,055,693.

Our professional fees of $252,066 for the year ended November 30, 2006 consisted primarily of legal, accounting and auditing fees. From March 30, 2005 (date of inception) to November 30, 2006, our professional fees totaled $289,002, compared to $36,936 for the period from March 30, 2005 (date of inception) to November 30, 2005.

Our management fees of $343,380 for the year ended November 30, 2006 and $370,154 from March 30, 2005 (date of inception) to ended November 30, 2006 consisted mainly of amounts paid to the former CFO, and fees paid to our current officers. From March 30, 2005 (date of inception) to November 30, 2005, our management expenses were $26,774.

Our consulting fees for the year ended November 30, 2006 were $62,668. Our consulting fees for the period from March 30, 2005 (date of inception) to November 30, 2006 were $62,668. From March 30, 2005 (date of inception) to November 30, 2005, we did not incur any consulting expenses.

During the period from our inception to November 30, 2006, we hired consultants in the areas of bookkeeping and accounting. We also retained an attorney for the preparation of our registration statements, and an auditor to audit our financial statements.

Plan of Operation

We plan to grow our business to offer a complete range of products and services for the entire lifecycle of oil and gas wells including exploration and development, production, operation, maintenance, refining and abandonment.

Our corporate strategy for the next 12 months (beginning the early 2007) includes the following:

  build a manufacturing, warehouse and office facility in Brooks, Alberta;
  complete our drilling program for Laricina Energy through our coring division;
  build 4 more coring units for Lexcore;
  acquire Southern Well Testing Ltd. and Southern Well Testing (2005) Ltd. and add 2 p- tanks to their fleet;
  add 9 nitrogen generation units;
  identify acquisitions which will benefit from having in-house construction capabilities and develop personnel and equipment in-house to meet market demands; and
  create additional service lines to complement current operations.

Mobile Well Production Testing Units

We completed the construction on two mobile well production testing units. We sold one unit after August 31, 2006 for approximately $255,000 and second unit in November 2006 for approximately $373,000. We made a capital gain on the sale of $75,459.

We had entered into two agreements to lease out our p-tanks, but both agreements were terminated by mutual agreement.

We plan to build more p-tanks on order from customers. We currently do not have any orders to build any units. We also plan to build out p-tank business through acquisition. On February 7, 2007, we entered into a non binding letter of intent to acquire the assets of both of Southern Well Testing Ltd. and Southern Well Testing (2005) Ltd. Both companies are majority owned and managed by Brent Nimeck, who is also our Chief Operating Officer and a director on our Board. We believe that these companies would be a good asset for us to acquire since the companies have both a fleet of p-tank units, and established relationships with customers who lease the units. Together, the Southern Well Testing companies own eight mobile p-tank test units (which have similar features to the p-tanks we recently built and sold) and one high stage combination test vessel. At this time we are negotiating to purchase the Southern Well companies through the issuance of our restricted common stock. There is no guarantee that we will be successful in negotiating a legally binding agreement to acquire the Southern Well companies, or that we will be successful in completing the acquisition of the Southern Well companies. If we do acquire these companies, we will likely add two more p-tank units to the Southern Well fleet, at a cost to us of approximately $600,000 in total.

As of February 28, 2007 we did not have any p-tanks available for lease or in production.

Nitrogen Generation Unit

Over the next 12 months, if we are successful in raising sufficient capital, we intend to build nine nitrogen generation units at an estimated cost of $1,730,000 per unit for total costs of approximately $15,570,000.

We are currently negotiating the lease of our nitrogen generation unit to a company partly owned by our Chief Operating Officer, Brent Nimeck. If we are successful in leasing the unit, we will apply the revenues to our general operating expenses.

Coring Units

If we are successful in raising additional financing, through Lexcore, we plan to build four more coring units at a cost of approximately $2,875,000 each in the fall of 2007.

Since our fiscal year end of November 30, 2006, we received revenues of approximately $785,000 pursuant to the Laricina Drill Program, and the provision of our coring rigs and crew through our subsidiary Lexcore. We expect to continue to generate revenues pursuant to the Laricina Drill Program through early or mid spring of 2007, depending on weather conditions. We have recently entered into an agreement to provide equipment and crew for drilling services to another company, JACOS. We intend to begin working on this project once one of our coring rigs has ceased working on the Laricina Drill Program. We intend to direct revenues from our coring division towards our general and administrative expenses, labour and maintenance expenses for the drilling program, and to for parts and labour to build more coring units.

New Facility

Lexington will be headquartered in Brooks, Alberta. Brooks is a small town located one and a half hours south of Calgary, Alberta, Canada. Brooks is located in the centre of Southern Alberta and accesses the largest areas of Alberta which extends into Saskatchewan and to the US border. We intend to build a 10,000 square foot manufacturing and repair facility with a connected 2,000 square foot office space for our use and for possible lease to other companies, depending on how much space we need ourselves. We intend to design the facility to be used for in-house engineering and design staff, human resources, accounting and an in-house employee office and development centre. This combination of manufacturing space, warehouse, repair, in-house design facility and office may enable us to have direct feedback from clients, employees and engineers to facilitate a fast reaction to the changing needs of clients and the market.

On February 23, 2006 we entered into an agreement to purchase a property in Brooks, Alberta for a purchase price of $221,528. The property is comprised of raw land and is approximately 8.2 acres. We have paid a deposit of approximately $183,000 and we expect to pay the remaining $39,000 after the seller of the land has successfully obtained titles for subdivided parcels of land which will allow us to close the transaction. The seller has indicated that it will grant us possession of the land with no further payment due until the seller is ready to close the transaction.

We intend to complete the construction of the facility, which we estimate will cost approximately $1,061,000, including design. Our intention is to complete design of this facility and obtain building permits in March 2007, and to begin construction at that time. We anticipate that the construction will take approximately five months. Once it is complete, we intend to hire a customer service representative and a manager to oversee the offices. We anticipate the management costs would be $8,000 per month. We intend to contract with other companies for maintenance and cleaning services once the facility is built.

We have entered into an agreement to lease a facility in Calgary, Alberta for our wholly owned subsidiary, Lexcore. The agreement with First Truck Centre (Edmonton) Inc., effective as of July 1, 2006, is a sublease granting us lease of premises at 234125 Wrangler Road, RR #5, Calgary, Alberta T2P 2G6 for a term of four years from July 1, 2006 and ending July 1, 2010, for an annual rent of approximately $165,000, for monthly installments of approximately $13,750, plus taxes and utilities.

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

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Our independent certified public accountants have stated in their report dated February 16, 2007 included herein, that we have incurred operating losses from our inception and that we are dependent upon our ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

Lexcore, our wholly owned subsidiary, received revenues of approximately $785,000 in February 2007 pursuant to Lexcore's provision of services to February 19, 2007 pursuant to the Laricina Drill Program. In addition to providing to Laricina Lexcore's two recently manufactured coring units, Lexcore also has a team of 25 full time rig personnel working on the project. The personnel are currently working in Fort McMurray. We anticipate we will continue providing services to Laricina until early or mid spring, 2007, depending on weather conditions. Lexcore entered into an agreement with JACOS, whereby Lexcore will provide drilling equipment and personnel to JACOS, for JACOS’ drilling operations in Alberta, Canada. Lexcore will begin work on the JACOS drilling program once at least one of its rigs can be moved from the Laricina Drill Program.

As of November 30, 2006, we had a working capital deficit of $329,465. Our accumulated deficit was $2,048,560 as at November 30, 2006. Our net loss of $2,048,560 from March 30, 2005 (inception) to November 30, 2006 was funded by a combination of our equity and debt financing. During the year ended November 30, 2006, we raised $6,357,044 in equity finance. The increase in cash during the year ended November 30, 2006 was $567,649. The increase was due to our equity financing activities.

On September 22, 2006 we registered on Form SB-2, 4,963,626 shares to be sold by selling shareholders. We also registered 4,000,000 shares to be sold by our directors, but only 250,000 shares were sold and the remaining shares were removed from registration. On the September 22, 2006 Form SB-2 we also registered a direct offering for 5,000,000 shares. We sold 1,790,182 shares pursuant to this direct offering for proceeds of approximately $1,521,655 and removed the balance of the shares from registration.

We used net cash of $1,030,073 in operations for the year ended November 30, 2006 and net cash of $4,720,643 in investing activities. Investing activities during the year ended November 30, 2006 included $5,173,275 for equipment purchase and deposit and $175,438 for deposit on land. We also received proceeds from the sale of equipment of $628,070. During the year ended November 30, 2006 our monthly cash requirement was approximately $479,000, including $86,000 monthly in operating activities and $393,000 in equipment and land purchases. At the end of the year as at November 30, 2006, we had cash of $639,499.

By a registration statement on Form SB-2 declared effective on January 10, 2007, we registered 6,753,064 shares to be sold by selling shareholders. Of those shares registered, 500,000 were shares underlying warrants and 910,000 were shares underlying options. Since the effective date of the SB-2, 351,732 of those options or warrants have been exercised.

As of November 30, 2006, we had approximately $589,060 in our bank accounts. This is an increase of $517,210 from November 30, 2005. Our cash balance increased as a result of capital that we raised, less expenses we paid during the year ended November 30, 2006. During this period we raised $6,077,727 in capital through share subscriptions. During the period from December 1, 2005 to February 27, 2007 we raised capital pursuant to the following share issuances:

Period of Issuance	Number of Common Shares Sold	Price per Share	Total Proceeds
December 2005	460,000	$0.20	$92,000
February 2006	516,000	$0.50	$258,000
March 2006	1,155,930	$0.50	$577,965
April 2006	870,696	$0.50	$435,348
August 2006	2,567,952	$0.85	$2,182,759
October 2006	1,790,182	$0.85	$1,521,655
November 2006	1,176,470	$0.85[1]	$1,000,000
December 2006	484,642	$1.00	$484,642
December 2006	43,860	$0.50[2]	$21,930
December 2006	255,755	$0.85[1]	$217,392
January 2007	244,245	$0.85[1]	$207,608
February 2007	107,489	$0.50[2]	$53,745
February 2007	330,957	$1.00	$330,957
February 2007	20,000	$0.85[2]	$17,000
Total:			$7,399,001

1 Issued pursuant to the exercise of a convertible debenture.
2 Issued pursuant to the exercise of options or warrants.

If we are successful in raising significant capital, over the next twelve months beginning March 1, 2007 we intend to build four additional coring units and nine more nitrogen generation units, acquire Southern Well Testing and build two more p-tank units, build a new manufacturing facility in Brooks, Alberta. Total cash requirements to complete those steps will be approximately $34,300,000 set out as follows:

Expense	Amount ($)
New Manufacturing Facility in Brooks, Alberta	1,100,000
Build two Portable Well Testing Packages (p-tanks)	700,000
Build nine Truck Mounted Nitrogen Generation Units	15,600,000
Build four Coring/Drilling Rigs	11,500,000
Research and Development	900,000
Costs associated with Acquisitions	500,000
Professional Fees	500,000
General and Administrative Expenses	4,000,000
Total	34,300,000

The administrative expenses will consist of marketing and promotion, tradeshow costs, salaries, leases, travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs and office equipment. The professional fees will consist of consulting fees, accounting and audit fees, legal fees. We had $639,499 in cash or cash equivalents and a working capital deficiency of $329,465 as of November 30, 2006.

Any money currently in our bank accounts will likely to applied to our accounts payable. Any future revenues we receive we plan to use towards covering our administrative and operating expenses. We require an additional 34,300,000 to carry out our planned business operations and expansion over the next 12 months. We intend to try to obtain this financing through a combination of bank financing and equity investment through the sale of our common shares. Currently none of our assets are encumbered by any loans and we are in the process of contacting banks to determine what type of bank financing is available and on what terms. We are active in contacting broker/dealers in the US and elsewhere regarding possible financing arrangements.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Known Material Trends and Uncertainties

As of February 27, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decision of the Board of Directors not to pursue a specific course of action based on a re-assessment of the facts or new facts, changes in oil and gas prices or general economic conditions.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in the notes to our financial statements as of November 30, 2006. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Foreign Currency Translation

Our functional currency is the Canadian dollar and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars, in accordance with Statement of Accounting Standards ("SFAS") No. 52 “Foreign Currency Translation,” using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. We have not, as of November 30, 2006, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Item 7. Financial Statements.

Our consolidated financial statements for the year ended November 30, 2006, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this report commencing on page F-1.

Lexington Energy Services Inc.
Consolidated Financial Statements
(Expressed in United States dollars)

November 30, 2006

LEXINGTON ENERGY SERVICES INC.

(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006 and 2005

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Lexington Energy Services Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Lexington Energy Services Inc. (A Development Stage Company) and subsidiaries as of November 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended November 30, 2006, the period from March 30, 2005 (Date of Inception) to November 30, 2005 and for the period from March 30, 2005 (Date of Inception) to November 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Energy Services Inc. and subsidiaries as of November 30, 2006 and 2005 and the results of their operations and their cash flows for the year ended November 30, 2006, the period from March 30, 2005 (Date of Inception) to November 30, 2005 and for the period from March 30, 2005 (Date of Inception) to November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
February 16, 2007	CHARTERED ACCOUNTANTS

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

LEXINGTON ENERGY SERVICES INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2006 and 2005
(Stated in US Dollars)

ASSETS	2006	2005

Current
Cash and cash equivalents	$639,499	$71,850
GST receivable	241,764	-
Prepaid expenses and refundable deposits	36,193	4,042

	917,456	85,892
Due from related parties – Note 4	38,218	-
Equipment – Note 3	3,249,779	3,307
Deposits on equipment – Note 7	1,360,459	-
Deposit on land – Note 7	175,438	-

	$5,741,350	$89,199

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$1,246,921	$8,404
Due to related parties – Note 4	-	10,909

	1,246,921	19,313

STOCKHOLDERS’ EQUITY

Capital stock – Notes 5, 6, 7 and 9
Authorized:
20,000,000 preferred shares with a par value of $0.0001
100,000,000 common shares with a par value of $0.0001
Issued:
20,802,230 common shares (2005: 12,365,000 common shares)	2,080	1,237
Additional paid-in capital	6,294,047	155,763
Stock subscriptions received – Note 7	279,317	-
Stock subscriptions receivable	-	(20,000)
Accumulated other comprehensive loss	(32,455)	-
Deficit accumulated during the development stage	(2,048,560)	(77,114)

	4,494,429	69,886

	$5,741,350	$89,199

Nature and Continuance of Operations – Note 1
Commitments – Notes 5, 6 and 7
Contingencies – Note 8
Subsequent Events – Notes 7 and 9

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the year ended November 30, 2006,
the period March 30, 2005 (Date of Inception) to November 30, 2005 and
for the period March 30, 2005 (Date of Inception) to November 30, 2006
(Stated in US Dollars)

		March 30,	March 30,
		2005(Date of	2005(Date of
		Inception) to	Inception) to
		November 30,	November 30,
	2006	2005	2006

Expenses
Depreciation	$13,733	$1,654	$15,387
Consulting fees – Note 4	62,668	-	62,668
Management fees – Note 4	343,380	26,774	370,154
Professional fees	252,066	36,936	289,002
Promo and marketing	535,826	2,467	538,293
Travel	339,492	3,347	342,839
General and administrative	508,528	5,936	514,464

	2,055,693	77,114	2,132,807

Loss before other items	(2,055,693)	(77,114)	(2,132,807)

Other items:
Interest income	8,788	-	8,788
Gain on sale of equipment	75,459	-	75,459

Net loss for the period	(1,971,446)	(77,114)	(2,048,560)

Foreign currency translation adjustment	(32,455)	-	(32,455)

Comprehensive loss for the period	$(2,003,901)	$(77,114)	$(2,081,015)

Basic and diluted loss per share	$(0.13)	$(0.01)

Weighted average number of shares outstanding	15,364,000	7,629,000

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the year ended November 30, 2006,
the period March 30, 2005 (Date of Inception) to November 30, 2005 and
for the period March 30, 2005 (Date of Inception) to November 30, 2006
(Stated in US Dollars)

		March 30,	March 30,
		2005(Date of	2005(Date of
		Inception) to	Inception) to
		November 30,	November 30,
	2006	2005	2006

Operating Activities
Net loss for the period	$(1,971,446)	$(77,114)	$(2,048,560)
Adjustments to reconcile loss to cash used by
operating activities:
Depreciation	13,733	1,654	15,387
Stock based compensation	56,400	-	56,400
Interest	25,000	-	25,000
Gain on sale of equipment	(75,459)	-	(75,459)
Changes in non-cash working capital items:
GST receivable	(243,338)	-	(236,821)
Prepaid expenses and refundable deposits	(32,637)	(4,042)	(35,453)
Accounts payable and accrued liabilities	1,247,359	8,404	1,221,427
Due to/from related parties	(49,685)	10,909	(37,437)

Cash flows used in operating activities	(1,030,073)	(60,189)	(1,115,516)

Investing Activities
Purchase of equipment	(3,812,816)	(4,961)	(3,817,777)
Proceeds from sale of equipment	628,070	-	628,070
Deposits on equipment	(1,360,459)	-	(1,360,459)
Deposit on land	(175,438)	-	(175,438)

Cash flows used in investing activities	(4,720,643)	(4,961)	(4,725,604)

Financing Activities
Common stock issued for cash	6,077,727	157,000	6,214,727
Common stock subscription received	279,317	(20,000)	279,317

Cash flows provided by financing activities	6,357,044	137,000	6,494,044

…/cont’d

SEE ACCOMPANYING NOTES

Continued

LEXINGTON ENERGY SERVICES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the year ended November 30, 2006,
the period March 30, 2005 (Date of Inception) to November 30, 2005 and
for the period March 30, 2005 (Date of Inception) to November 30, 2006
(Stated in US Dollars)

		March 30,	March 30,
		2005(Date of	2005(Date of
		Inception) to	Inception) to
		November 30,	November 30,
	2006	2005	2006

Effect of exchange rate changes on cash	(38,679)	-	(13,425)

Increase in cash and cash equivalents during the period	567,649	71,850	639,499

Cash and cash equivalents, beginning of the period	71,850	-	-

Cash and cash equivalents, end of the period	$639,499	$71,850	$639,499

Cash and cash equivalents consist of:
Cash	$589,060	$71,850
Term deposits	50,439	-

	$639,499	$71,850

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period March 30, 2005 (Date of Inception) to November 30, 2006
(Stated in US Dollars)

						Deficit
		Common Stock			Accumulated	Accumulated
			Stock	Additional	Other	During the
	Number of		Subscriptions	Paid in	Comprehensive	Development
	Shares	Amount	Received	Capital	Loss	Stage	Total

Issuance of common shares for cash
- at $0.0001 per share at June 1, 2005	10,000,000	$1,000	$-	$-	$-	$-	$1,000
Issuance of common shares for cash
- at $0.03 per share at November 2, 2005	1,150,000	115	-	34,385	-	-	34,500
Issuance of commons shares for cash
- at $0.10 per share at November 16, 2005	1,215,000	122	(10,000)	121,378	-	-	111,500
Net loss for the period	-	-	-	-	-	(77,114)	(77,114)

Balance, November 30, 2005	12,365,000	1,237	(10,000)	155,763	-	(77,114)	69,886

…/cont’d

SEE ACCOMPANYING NOTES

Continued

LEXINGTON ENERGY SERVICES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period March 30, 2005 (Date of Inception) to November 30, 2006
(Stated in US Dollars)

						Deficit
		Common Stock			Accumulated	Accumulated
			Stock	Additional	Other	During the
	Number of		Subscriptions	Paid in	Comprehensive	Development
	Shares	Amount	Received	Capital	Loss	Stage	Total

Balance, November 30, 2005	12,365,000	1,237	(10,000)	155,763	-	(77,114)	69,886
Common shares cancelled	(100,000)	(10)	-	(9,990)	-	-	(10,000)
Share subscriptions received	-	-	10,000	-	-	-	10,000
Issuance of common shares for cash
- at $0.20 per share at December 12, 2005	260,000	26	-	51,974	-	-	52,000
Issuance of common shares for cash
- at $0.20 per share at December 21, 2005	200,000	20	-	39,980	-	-	40,000
Issuance of common shares for cash
- at $0.50 per share at February 17, 2006	516,000	51	-	257,949	-	-	258,000
Issuance of common shares for cash
- at $0.50 per share at March 8, 2006	225,000	22	-	112,478	-	-	112,500
Issuance of common shares for cash
- at $0.50 per share at March 24, 2006	930,930	93	-	465,372	-	-	465,465
Issuance of common shares for cash
- at $0.50 per share at April 18, 2006	866,696	87	-	433,261	-	-	433,348
Issuance of common shares for cash
- at $0.50 per share at April 25, 2006	4,000	1	-	1,999	-	-	2,000
Issuance of common shares for cash
- at $ 0.85 per share at August 1, 2006	431,618	43	-	366,832	-	-	366,875
Issuance of common shares for cash
- at $ 0.85 per share at August 28, 2006	2,136,334	213	-	1,815,671	-	-	1,815,884

Subtotal	17,835,578	1,783	-	$3,691,289	-	(77,114)	3,615,958

…/cont’d

SEE ACCOMPANYING NOTES

Continued

LEXINGTON ENERGY SERVICES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period March 30, 2005 (Date of Inception) to November 30, 2006
(Stated in US Dollars)

						Deficit
		Common Stock			Accumulated	Accumulated
			Stock	Additional	Other	During the
	Number of		Subscriptions	Paid in	Comprehensive	Development
	Shares	Amount	Received	Capital	Loss	Stage	Total

Subtotal	17,835,578	1,783	-	3,691,289	-	(77,114)	3,615,958
Issuance of common stock for cash
- at $0.85 per share at October 16, 2006	800,612	80	-	680,440	-	-	680,520
Issuance of common stock for cash
- at $0.85 per share at October 24, 2006	989,570	99	-	841,036	-	-	841,135
Fair value of detachable warrants issued with
convertible debentures – Note 6	-	-	-	25,000	-	-	25,000
Issuance of common stock pursuant to conversion
of convertible debentures
- at $0.85 per share at November 23, 2006	1,176,470	118	-	999,882	-	-	1,000,000
Stock based compensation	-	-	-	56,400	-	-	56,400
Stock subscriptions received	-	-	279,317	-	-	-	279,317
Foreign currency translation adjustment	-	-	-	-	(32,455)		(32,455)
Net loss for the period	-	-	-	-	-	(1,971,446)	(1,971,446)

Balance, November 30, 2006	20,802,230	$2,080	$279,317	$6,294,047	$(32,455)	$(2,048,560)	$4,494,429

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006 and 2005
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on March 30, 2005 under the name Lexington Media, Inc. On September 30, 2005, the Company changed its name to Lexington Energy, Inc., and on January 5, 2006, the Company changed its name to Lexington Energy Services Inc. The Company is a development stage company and, as at November 30, 2006, is building a nitrogen generation unit which it intends to lease to third parties. The Company’s subsidiary, Lexcore Services Inc., is building two coring rigs to provide drilling services including equipment rental. The equipment that the Company is designing and building are suitable for use in a variety of drilling operations and applications. The Company plans to further build other coring rigs and equipment and lease the equipment to third parties. The Company’s common shares are publicly traded on the OTC Bulletin Board under the ticker symbol “LXES.”

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $2,048,560 since its inception, has a working capital deficiency of $329,465 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are stated in US dollars. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may differ from these estimates.

Lexington Energy Services Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in US Dollars) – Page 2

Note 2	Significant Accounting Policies – (cont’d)

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)	Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting substantially all of its present efforts to establish its business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

b)	Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Lexcore Services Inc. and Lexcoil Inc. All inter-company transactions and account balances have been eliminated.

c)	Financial Instruments

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities and due to/from related parties approximate fair value because of the short- term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

d)	Equipment

Equipment is recorded at cost. Depreciation is provided on a straight-line basis over three years.

e)	Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Lexington Energy Services Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in US Dollars) – Page 3

Note 2	Significant Accounting Policies – (cont’d)

f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

g)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

h)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

i)	Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Lexington Energy Services Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in US Dollars) – Page 4

Note 2	Significant Accounting Policies – (cont’d)

j)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada. The Company’s reporting currency is the United States dollar. Foreign currency transactions undertaken in Canadian dollars are translated into United States dollars, in accordance with SFAS No. 52 “Foreign Currency Translation,” using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive gain (loss) account in Stockholders’ Equity.

k)	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”, that addresses the accounting transactions in which a company exchanges its equity instruments for goods or services. SFAS No. 123R requires that such transactions be accounted for using a fair value based method. Adoption of SFAS No. 123R is effective for periods beginning after December 15, 2005. The Company will adopt this pronouncement for the fiscal year commencing December 1, 2006.

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on the financial statements.

Lexington Energy Services Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in US Dollars) – Page 5

Note 3	Equipment

	November 30, 2006
		Accumulated
	Cost	Depreciation	Net

Computer and equipment	$27,450	$6,009	$21,441
Office equipment	6,279	1,419	4,860
Furniture	26,966	3,584	23,382
Software	10,352	863	9,489
Tools and equipment	6,025	1,004	5,021
Leasehold improvements	28,220	2,508	25,712
Machinery under construction	3,159,874	-	3,159,874

	$3,265,166	$15,387	$3,249,779

	November 30, 2005
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$4,961	$1,654 $	3,307

Machinery under construction has not been depreciated as it is not yet available for use.

Note 4	Related Party Transactions – Notes 7 and 9

During the year ended November 30, 2006:

The Company incurred $14,000 for management fees to the former Secretary and former CFO of the Company. The former Secretary and former CFO of the Company resigned on March 31, 2006.

The Company incurred $122,735 (2005: $10,000) for management fees to the President and CEO of the Company. At November 30, 2006, $30,657 was due from and accrued liabilities include $50,000 owing to the President and CEO.

The Company incurred $20,162 for consulting fees and $82,050 (2005: $5,000) for management fees to the Senior Vice President of Operations and Secretary. At November 30, 2006, $6,873 was due from and accrued liabilities include $50,000 owing to the Senior Vice President of Operations and Secretary.

The amounts due to related parties of $Nil (2005: $10,909) are unsecured, non-interest bearing and due on demand.

Lexington Energy Services Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in US Dollars) – Page 6

Note 4	Related Party Transactions – Notes 7 and 9 – (cont’d)

The Company incurred $108,630 for management fees to the Vice President of Operations of the Company’s subsidiary. At November 30, 2006, $688 was due from the Vice President of Operations.

Note 5	Stock Options – Note 9

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

The following table summarizes the continuity of the Company’s stock options:

	Number of	Weighted
	Common	Average
	Shares	Exercise Price

Outstanding, November 30, 2005	875,000	$0.10
Granted	2,720,000	$0.58
Cancelled	(125,000)	$0.10

Outstanding, November 30, 2006	3,470,000

The fair value of the stock options granted during the periods ended November 30, 2006 and 2005 was determined using the Black-Scholes option pricing model with the following assumptions:

	2006	2005

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.18% – 3.18%	4.09%
Expected volatility	0.0%	0.0%
Expected option life (in years)	2 years	2 years

The compensation charge associated with consultant’s stock options in the amount of $56,400 is included in the statement of operations for the year ended November 30, 2006.

Lexington Energy Services Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in US Dollars) – Page 7

Note 5	Stock Options – Note 9 – (cont’d)

The compensation charge associated with directors’ and employees’ stock options in the amount of $26,600 is not recognized in the financial statements, but included in the pro forma amounts below.

Had compensation cost associated with directors’ and employee stock options been determined based on fair value at the grant date, pro forma loss and loss per share would have been as follows:

	2006	2005
Net loss	$(1,971,446)	$(77,114)
Pro forma compensation cost	(26,600)	-
Pro forma net loss	$(1,998,046)	$(77,114)
Pro forma net loss per share	$(0.13)	$(0.01)

Additional information regarding stock options outstanding as at November 30, 2006 is as follows:

Number of
Common Shares	Exercise Prices	Expiry Date

500,000	$0.10	October 1, 2007
250,000	$0.10	October 20, 2007
150,000	$0.20	December 30, 2007
370,000	$0.50	March 13, 2008
860,000	$0.50	April 5, 2008
620,000	$0.50	May 17, 2008
200,000	$0.85	May 17, 2008
400,000	$0.85	August 1, 2008
10,000	$0.85	October 3, 2008
65,000	$0.85	October 13, 2008
20,000	$0.85	October 16, 2008
25,000	$0.85	November 15, 2008

3,470,000

Lexington Energy Services Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in US Dollars) – Page 8

Note 6	Convertible Debentures – Note 9

The Company entered into two Secured Convertible Debenture Purchase Agreements dated November 6, 2006 and November 7, 2006, totalling $1,000,000. Both convertible debentures were converted on November 23, 2006 at $0.85 per share and the Company issued 1,176,470 common shares.

Attached to each Secured Convertible Debenture was a Warrant Agreement. Each Warrant Agreement entitles the holder the right to purchase 250,000 common shares of the Company at $0.85 per share. At November 30, 2006, 500,000 warrants were outstanding.

In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible debt and Debt Issued with Stock Purchase Warrants”, the proceeds received from the issuance of the convertible debentures were allocated between the convertible debentures and warrants on a basis of their relative fair values. At the date of issuance, $25,000 of the proceeds was allocated to the warrants.

Note 7	Commitments – Notes 5 and 6

a)

The Company entered into an employment agreement dated June 1, 2006 with the President and CEO of the Company for $7,200 per month and the option to buy 250,000 common shares of the Company at $0.50 per share. Subsequent to November 30, 2006, the Company entered into a new employment agreement dated March 6, 2007, which replaced the agreement dated June 1, 2006, for $18,900 per month and the option to buy 500,000 common shares of the Company at $0.85 per share. The Company also entered into an employment agreement dated June 1, 2006 with the Senior Vice President of Operations of the Company for $5,400 per month and the option to buy 250,000 common shares of the Company at $0.50 per share. Either party can terminate the agreement at any time with 14 days notice.

b)	The Company paid $69,369 in respect to non-refundable deposits on equipment purchases with a total cost commitment of $99,098.

c)	The Company paid $175,438 in respect to a refundable deposit on a purchase of land with a total cost of $210,526.

d)

The Company incorporated a wholly owned subsidiary in the State of Nevada on April 28, 2006, named Lexcore Services Inc. The subsidiary entered into an employment agreement effective May 1, 2006 with the Vice-President of Operations for $16,900 per month and the option to buy 200,000 common shares of the Company at $0.85 per share.

e)	The Company entered into an office lease agreement effective July 1, 2006 to July 31, 2010 for basic rent of $13,600 per month.

Lexington Energy Services Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in US Dollars) – Page 9

Note 7	Commitments – Notes 5 and 6 – (cont’d)

f)

During the year ended November 30, 2006, the Company received cash proceeds totalling $279,317 in respect to a private placement of 279,317 common shares at $1.00 per share. Subsequent to November 30, 2006, the Company issued these shares.

Note 8	Contingencies

a)

An officer of a subsidiary of the Company has claimed that he has been constructively dismissed at the end of December 2006 and seeks one year’s salary as compensation, which amounts to $196,988 (CDN$225,000). The Company contends that the Vice- President voluntarily resigned. There has been no liability recorded in the financial statements related to this contingency and any unfavourable settlement of this matter will be recorded in the period in which the contingency is resolved.

b)

The Company received a notice that a third party had obtained an injunction against a supplier of certain equipment for the Company that prohibits the supplier from retaining, using or disclosing any trade secrets or other confidential information. It has been alleged that some of its proprietary technology may have been used by the supplier in building certain equipment for the Company and that the Company is, therefore, prohibited in using the equipment. Based on preliminary review of these allegations, management of the Company does not believe that the injunction limits or curtails the Company’s ability to use or lease the equipment.

Note 9	Subsequent Events

Subsequent to November 30, 2006:

a)	the Company received cash proceeds totalling $536,282 in respect to a proposed private placement of 536,282 common shares at $1.00 per share.

b)	the Company received cash proceeds totalling $75,675 in respect to an exercise of stock options at $0.50 per share for 151,349 common shares.

c)	the Company received cash proceeds totalling $17,000 in respect to an exercise of stock options at $0.85 per share for 20,000 common shares.

d)	the Company received cash proceeds totalling $425,000 in respect to the exercise of warrants at $0.85 per share for 500,000 common shares.

Lexington Energy Services Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in US Dollars) – Page 10

Note 10	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely-than-not. The Company has accumulated net operating losses totalling $2,048,560 for US tax purposes which expire starting in 2025. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at November 30, 2006 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

2006

Net operating loss	$2,048,560

Statutory tax rate	35%
Effective tax rate	-
Deferred tax asset	$716,996
Valuation allowance	(716,996)

Net deferred tax asset	$-

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2006, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

During our fiscal year ended November 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)	The following table sets forth the name, age, and position of the executive officers and directors of Lexington as of February 27, 2007.

Name	Age	Position

Larry Kristof	36	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer

Brent Nimeck	29	Director, Senior Vice President of Operations, Chief Operating Officer

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms. Officers hold their positions at the will of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Lexington's affairs.

Larry Kristof, President and CEO, CFO, Treasurer, Principal Accounting Officer

Larry Kristof has acted as our President and Chief Executive Officer since October 1, 2005, and on March 31, 2006 was appointed as our Chief Financial Officer, Treasurer and Principal Accounting Officer. From 2003 to 2005, Mr. Kristof co-founded Lexington Communications Ltd., a company in the business of providing investor and corporate communications expertise to public companies. From 1998 to 2001 Larry Kristof was the founder and President of Westec Venture Group Inc., a company which provided business development and venture capital services. Mr. Kristof did not participate in any business activities in 2002. In early 2003, Mr. Kristof worked as Corporate Communications Manager for Trivello Ventures Inc. (TRV.V), a company engaged in the extraction development of energy from resource exploration.

Brent Nimeck, Senior Vice President of Operations, Chief Operating Officer, Secretary

Brent Nimeck was appointed as our Senior Vice President of Operations on October 20, 2005. Mr. Nimeck was appointed secretary on October 3, 2006. He was appointed Chief Operating Officer January 23, 2007. From 2002 to the present, Mr. Nimeck has been the general manager of Southern Well Testing Ltd., a company whose main focus is production testing of oil and gas wells. Southern Well Testing also designs and fabricates oil well testing packages. Mr. Nimeck has been personally involved in every aspect of building all six of the mobile oil well testing units currently owned by Southern Well Testing, from negotiating with suppliers to physically assembling the equipment. From 1997 to 2002, Mr. Nimeck worked as a supervisor and equipment operator with Schlumberger International, a supplier of services and technology to the international petroleum industry, and was responsible for crew supervision offshore and on land.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by Lexington to become directors or executive officers.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board of Directors and Its Committees

The Board of Directors met in person or via telephone regularly during our fiscal year ended November 30, 2006. Each member of the Board of Directors attended at least 75% of the meetings. The Board of Directors currently does not have a nominating committee or a compensation committee.

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

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects those individuals to stand for election as members of our Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate's qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals, including by management, existing Board members and security holders, where warranted. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Code of Ethics

Lexington has not yet adopted a code of ethics that applies to Lexington’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because it has not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to do so. However, we are in the process of drafting a code of ethics.

Item 10. Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Chief Executive Officers who held this position during Fiscal 2006 and each other executive officer whose total cash compensation exceeds $100,000:

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payout(s)
Name and				Other	Restricted	Securities
Principal				Annual	Stock	Underlying	LTIP	All Other
Position	Year	Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
		$	$	$	$	(#)	$	$
Larry	2006	122,735	50,000	0	0	400,000	0	0
Kristof (1)	(2)

	2005	10,000	0	0	0	250,000	0	0
	(3)
Brent	2006
Nimeck (4)	(2)	102,212	50,000	0	0	400,000	0	0
	2005
	(3)	5,000	0	0	0	250,000	0	0

(1)	Larry Kristof was appointed as Chief Executive Officer on October 1, 2005
(2)	For the year ended November 30, 2006
(3)	For the period from Inception (March 30, 2005) to November 30, 2005
(4)	Brent Nimeck is our Senior VP of Operations and was appointed our Secretary on October 3, 2006 and our Chief Operating Officer on January 23, 2007

Option Grants in the Last Fiscal Year

The following table sets forth the stock options that were granted to the named executive officers in fiscal year 2006.

	Number of	% of Total Options	Exercise or
	Securities Underlying	Granted to Employees	Base Price
Name	Options Granted (#)	In Fiscal Year 2006	($/Sh)	Expiration Date
Larry Kristof	150,000	17%	$0.50	April 5, 2008
	250,000	28%	$0.50	May 17, 2008
Brent Nimeck	150,000	17%	$0.50	April 5, 2008
	250,000	28%	$0.50	May 17, 2008

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information concerning unexercised stock options held by the named executive officers as of November 30, 2006. None of the named executive officers exercised any of their stock options during the period from inception (March 30, 2005) to November 30, 2006.

Number Of Securities
	Underlying Unexercised	Value Of Unexercised
	Options At 2006 Fiscal	In-The-Money Options
	Year-End(#)	At 2006 Fiscal Year-End ($)(1)
Name	Exercisable/Unexercisable	Exercisable/Unexercisable
Larry Kristof	650,000/0	$377,000/0
Tannisah Kruse	250,000/0	$145,000/0
Brent Nimeck	650,000/0	$377,000/0

(1)         The calculation of the value of unexercised options held by the named executive officers is based upon the average sales of our unregistered stock at prices of $0.58 per share in December 2006.

Employment Agreements

On October 1, 2005, we entered into a management agreement with Larry Kristof as President and Chief Executive Officer, and on June 1, 2006 this was replaced by an employment agreement. The employment agreement provides that Mr. Kristof will receive a monthly salary of approximately $7,200 per month, an increase of $2,200 per month more than the initial agreement. Under the employment agreement, Mr. Kristof will also receive a monthly car allowance of approximately $1,280 per month. On December 4, 2006, we issued a cash bonus of $50,000 to Mr. Kristof for his services. On March 6, 2007, we entered into a new employment agreement which replaced the agreement dated June 1, 2006. The new employment agreement provides that Mr. Kristof will receive a monthly salary of approximately $18,900, an increase of $11,700 per month. Mr. Kristof will no longer receive a monthly car allowance. In addition, Mr. Kristof will receive 500,000 options to purchase our common shares at a price of US$0.85 per share, good for two years, or until his position with us is terminated, whichever occurs earlier.

On October 1, 2005, we entered into a management agreement with Tannisah Kruse as Chief Financial Officer, Secretary and Treasurer. Ms. Kruse resigned these positions on March 28, 2006. We entered into a settlement agreement with Ms. Kruse relating to her resignation. The key terms of the settlement agreement were:

  Ms. Kruse was allowed to retain her options to purchase 250,000 shares at an exercise price of $0.10 per share, exercisable until October 1, 2007;
  Ms. Kruse was allowed to sell 4,750,000 shares in a private transaction;
  Lexington agreed to register on Form SB-2 250,000 of the remaining 500,000 shares Ms. Kruse owns; and
  both parties agreed to release each other from any claims.

On October 20, 2005, we entered into a management agreement with Brent Nimeck as Senior Vice-President of Operations, and on June 1, 2006 this was replaced by an employment agreement. The new agreement provides that Mr. Nimeck will receive approximately $5,400 per month. On December 4, 2006, we issued a cash bonus of $50,000 to Mr. Nimeck for his services. We are currently negotiating a new employment agreement with Mr. Nimeck which may involve increasing his monthly salary to approximately $18,900.

On November 17, 2005, we entered into a management agreement with Douglas Blackman as Vice-President of Business Development. The agreement provides that Mr. Blackman will receive an hourly salary of approximately $45 per hour, to be invoiced monthly. In November 2006, we terminated the management agreement with Douglas Blackman.

On May 17, 2006 our subsidiary Lexcore Services Inc. entered into an employment agreement to hire Doug Chernesky as the VP, Operations for Lexcore. He is entitled to receive an annual salary of approximately $205,000. He also received 200,000 options to purchase common stock at $0.85 per share, exercisable for a period of two years. On December 22, 2006, Mr. Chernesky informed Lexcore that he would no longer attend work as he considered himself constructively dismissed. Lexcore takes the position that he resigned as of December 22, 2006.

On August 15, 2006, our subsidiary Lexcore entered into an employment agreement to hire Denis Desrosiers as its Drilling Rig Supervisor to oversee operation of drilling rigs. He is entitled to receive an annual salary of approximately $108,000. He also received 25,000 options to purchase common stock at $0.85 per share, exercisable for a period of two years. His contract may be cancelled on 30 days notice.

Compensation of Directors

None of our directors received compensation for their service as directors during the fiscal year ended November 30, 2006.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Termination of Employment and Change of Control Arrangement

There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the ownership, as of February 27, 2007, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of February 27, 2007, there were 22,289,178 common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this report.

		Amount and
Title of	Name and Address of	Nature of	Percent of
Class	Beneficial Owner	Beneficial	Class
		Ownership	(%)

Common	Larry Kristof (1)	5,360,000	23%
	Suite 1209 – 207 West Hastings St.	(2)
	Vancouver, BC V6B 1H7

Common	Brent Nimeck (3)	5,600,000	24%
	Suite 1209 – 207 West Hastings St.	(4)
	Vancouver, BC V6B 1H7

Common	Alliance World Ltd.	1,893,861	8%
	12/F Golden Star Building
	20 Lockhart Road
	Wanchai, Hong Kong
	All Officers and Directors as a Group	10,960,000	47%

(1)	Larry Kristof is a director, President, CEO and CFO of Lexington.

(2)	Includes:

	a.	4,750,000 owned by 0770987 B.C. Ltd., a company over which Mr. Kristof has voting and investment control (although he denies beneficial ownership);

	b.	196,217 shares in the name of 8994550 LLC, a company controlled by Mr. Kristof; and

c.

options to purchase 250,000 common shares at a price of $0.10 until October 1, 2007, 150,000 common shares at a price of $0.50 until April 5, 2008 and 250,000 common shares at a price of $0.50 until May 17, 2008.

(3)	Brent Nimeck is a director, Chief Operating Officer and Senior VP, Operations of Lexington.

(4)	Includes:

	a.	300,000 common shares in Mr. Nimeck's name;

	b.	4,650,000 common shares held by Greystone Holdings Ltd., a company controlled by Brent Nimeck; and

	c.	250,000 options to purchase shares at $0.10 until October 20, 2007, 150,000 options to purchase shares at $0.50 until April 5, 2008, 250,000 options to purchase shares at $0.50 until May 17, 2008.

(5)	Doug Chernesky is the VP, Operations for our subsidiary, Lexcore Services Inc.

(6)	Consists of options to purchase 200,000 shares of our common stock at $0.85 per share until May 17, 2008.

Changes In Control

There are currently no arrangements which would result in a change in control of Lexington.

Item 12. Certain Relationships and Related Transactions.

During the fiscal year ended November 30, 2006, we entered into the following transactions in which certain of our officers or directors have a direct or indirect material interest.

In 2006, we entered into two agreements to lease out part of our mobile p-tanks with companies partly owned and controlled by our Chief Operating Officer, and both agreements have been terminated by mutual agreement. On January 5, 2006, Southern Well Testing Ltd., a company controlled by our director and Chief Operating Officer, Brent Nimeck, entered into an agreement with us whereby it agreed to lease a p-tank for 48 months for $6,105 per month commencing on June 1, 2006, or later if the p-tank was not ready by then. On November 1, 2006, both parties agreed to terminate the agreement, effective immediately, with no penalty or costs to be paid by either party.

Southern Well Testing (2005) Ltd., also partly owned and controlled by our director Brent Nimeck, entered into an agreement with us on February 3, 2006 to lease a p-tank mobile testing unit on similar terms. The agreement, which will become effective once we have completed and insured the p-tank, provides for the lease of a p-tank mobile testing unit for 48 months for $6,105 per month commencing on July 1, 2006 or the first of the month following the month in which the p-tank is made available by us to the customer. In November 2006, both parties agreed to terminate the agreement, effective immediately, with no penalty or costs to be paid by either party.

On February 7, 2007, we entered into a non binding letter of intent to acquire the assets of both of Southern Well Testing Ltd. and Southern Well Testing (2005) Ltd. Both companies are partly owned and managed by Brent Nimeck, who is also our Chief Operating Officer and a director on our Board of Directors. We intend to continue to negotiate to acquire the assets of these companies.

In addition, we are currently negotiating to lease our Nitrogen generation unit to NitroGen Technologies Group Inc., a company partly owned and run by Brent Nimeck, our Chief Operating Officer and a director on our Board.

Alliance World

As of February 27, 2007, Alliance World Limited ("Alliance") owned 1,893,861 of our common stock, which amounts to approximately 8% of our outstanding common shares.

Secured Convertible Debenture - November 6, 2006

On November 6, 2006, Lexington, Lexcore and Alliance entered into a secured convertible debenture purchase agreement (“Debenture Purchase Agreement”) whereby Alliance loaned $500,000 to Lexington. Alliance had the option to have the $500,000 loan repaid in our common stock. At any time, at Alliance’s option, Alliance was entitled to choose to have all or any part of the outstanding principal and accrued interest repaid in shares of our common stock at a conversion rate equal to:

(1) ten percent below the fair market value of our common stock at the time of conversion, as calculated according to the average closing market price of the five business days preceding the conversion date, or if there has been no sales of our stock for five days, the price shall be determined according to the price of the last trade of our stock or,

(2) at $0.85 per share.
Lexington and Alliance also entered into a secured convertible debenture and a warrant certificate pursuant to the Debenture Purchase Agreement. Interest was to accrue on the debenture at the rate of 10% per annum.

In consideration of Alliance’s investment in the debenture, we also issued a warrant certificate to Alliance for 250,000 warrants to purchase shares of our common stock at an exercise price of $0.85 per share. The warrant certificate represents the 250,000 warrants issued pursuant to the Debenture Purchase Agreement.

Secured Convertible Debenture - November 7, 2006

On November 7, 2006, we entered into a second Debenture Purchase Agreement, debenture, security agreement and warrant certificate with Lexcore and Alliance. The November 7, 2006 debenture and associated agreements contain exactly the same terms as that for the November 6, 2006 debenture and associated agreements, the only difference being the description of the security interest pursuant to the security agreement and the date. Under this second convertible debenture, we issued a further 250,000 warrants to purchase common shares of Lexington at $0.85 per share until November 1, 2008.

At the end of November 2006, Alliance chose to have both $500,000 loans, for a total of $1,000,000 repaid in our common stock, so we issued 1,176,470 common shares to Alliance upon the conversion of two convertible debentures at a price of $0.85 per share. At the time of the conversion, no interest had yet accrued.

By a Registration Statement declared effective on January 10, 2007, we registered the 500,000 shares underlying the warrants we granted to Alliance. On December 29, 2006, Alliance exercised warrants to purchase 255,755 common shares by paying us $217,391.75, and on January 16, 2007, Alliance exercised warrants to purchase 244,245 common shares by paying us $207,608.25. As of February 27, 2006, Alliance had no outstanding convertible securities.

Other than these agreements described above, and the employment agreements described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $120,000.

Item 13. Exhibits.

Exhibits

Exhibit	Exhibit
Number	Description

3.1	Certificate (Articles) of Incorporation as filed with the Nevada Secretary of State on March 30, 2005 (1)

3.2	Certificate of Amendment to Articles of Incorporation filed September 30, 2005 (1)

3.3	Certificate of Amendment to Articles of Incorporation filed January 11, 2006 (1)

3.4	Bylaws (1)

10.1	P-tank Lease Agreement between Lexington and Southern Well Testing Ltd. dated January 5, 2006 (1)

10.2	P-tank Lease Agreement between Lexington and Southern Well Testing (2005) Ltd. dated February 3, 2006 (1)

10.3	Real Estate Purchase Contract between Lexington and Jackson Cattle Co. Ltd. dated February 3, 2006 (1)

10.4	Douglas Blackman Management Agreement dated November 17, 2005 (1)

10.5	Larry Kristof Management Agreement dated October 1, 2005 (1)

10.6	Tannisah Kruse Management Agreement dated October 1, 2005 (1)

10.7	Brent Nimeck Management Agreement dated October 20, 2005 (1)

10.8	Settlement Agreement with Tannisah Kruse dated March 31, 2006 (1)

10.9	Larry Kristof Employment Agreement (2)

10.10	Brent Nimeck Employment Agreement (2)

10.11	Nitrogen Generation Unit Invoice dated June 23, 2006 (2)

10.12	Drilling Rig 1 Invoice (2)

10.13	Drilling Rig 2 Invoice (2)

10.14	Addendum to Real Estate Purchase Agreement with Jackson Cattle Co. Ltd. (2)

10.15	Agreement to purchase Horizontal Separator from Bromley Mechanical Services (2)

10.16	Amendment dated August 2, 2006 to Real Estate Purchase Agreement with Jackson Cattle Co. Ltd. (3)

10.17	Letter of Intent dated August 2, 2006 with Laricina Energy Ltd. (4)

10.18	Sub-lease Agreement with First Truck Centre (Edmonton) Inc. (3)

10.19	Amendment to Real Estate Purchase Agreement with Jackson Cattle Co. dated August 31, 2006 (4)

10.20	Doug Chernesky Employment Agreement (4)

10.21	Virgil Cuerrier Employment Agreement (4)

10.22	Denis Desrosiers Employment Agreement (4)

10.23	Secured Convertible Debenture Purchase Agreement dated November 6, 2006 (5)

10.24	Secured Convertible Debenture Purchase Agreement dated November 7, 2006

10.25	Notice of Conversion under Convertible Debenture dated November 6, 2006 (5)

10.26	Notice of Conversion under Convertible Debenture dated November 7, 2006 (5)

10.27	Addendum to Real Estate Purchase Contract between Lexington and Jackson Cattle Co. Ltd. dated November 30, 2006 (5)

10.28	Agreement to terminate p-tank lease agreement dated November 1, 2006 (5)

10.29	Agreement to terminate p-tank lease agreement dated December 19, 2006 (5)

31.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(1)	Included as exhibits on our Form SB-2 filed May 16, 2006.
(2)	Included as exhibits on our Form SB-2 filed July 7, 2006.
(3)	Included as exhibits on our Form SB-2 filed August 9, 2006.
(4)	Included as exhibits on our Form SB-2 filed September 1, 2006.
(5)	Included as exhibits on our Form SB-2 filed December 21, 2006.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended November 30 for professional services rendered by the principal accountant for the audit of our company's annual financial statements and review of the financial statements included our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	November	November
	30,	30,
	2006 (1)	2005
Audit Related Fees	$11,696	$4,000
Tax Fees	0	0
All Other Fees	22,380	0
Total	34,076	4,000

(1) estimated.

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in Fiscal 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Energy Services Inc.
(Registrant)

/s/ Larry Kristof
Date: March 12, 2007	Larry Kristof
Director , President, Chief Executive Officer
Chief Financial Officer, Principal Accounting
Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Kristof	President, Chief Executive	March 12, 2007
Larry Kristof	Officer, Chief Financial Officer,
Director and Principal
Accounting Officer

/s/ Brent Nimeck	Director, Chief Operating Officer	March 12, 2007
Brent Nimeck