Form 10QSB
period 2007-02-28
Lexington Energy Services Inc.
filed 2007-04-16
CIK 1357335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-134175

LEXINGTON ENERGY SERVICES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

207 West Hastings Street, Suite 1209, Vancouver,
British Columbia, Canada	V6B 1H7
(Address of principal executive offices)	(Zip Code)

604-899-4550
(Registrant’s telephone number, including area code)

______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). [   ] Yes [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. [   ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 13, 2007, the registrant’s outstanding common stock consisted of 22,591,823 shares.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Lexington Energy Services Inc. (the “Company”, “Lexington”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Lexington Energy Services Inc.
February 28, 2007
(unaudited)

Index

Interim Consolidated Balance Sheets	F–1

Interim Consolidated Statements of Operations	F–2

Interim Consolidated Statements of Cash Flows	F–3

Interim Consolidated Statement of Stockholders' Equity	F–5

Notes to the Interim Consolidated Financial Statements	F–9

F-i

LEXINGTON ENERGY SERVICES INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007

(Stated in US Dollars)

(Unaudited)

F-ii

LEXINGTON ENERGY SERVICES INC.
INTERIM CONSOLIDATED BALANCE SHEETS
February 28, 2007 and November 30, 2006
(Stated in US Dollars)
(Unaudited)

	February 28	November 30
ASSETS	2007	2006
Current
Cash and cash equivalents	$315,574	$639,499
GST receivable	122,630	241,764
Accounts receivable	436,499	-
Prepaid expenses and refundable deposits	51,489	36,193

	926,192	917,456
Due from related parties – Note 5	33,781	38,218
Equipment – Note 4	5,292,412	3,249,779
Deposits on equipment	-	1,360,459
Deposit on land – Note 9	170,940	175,438

	$6,423,325	$5,741,350

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$1,167,118	$1,246,921

STOCKHOLDERS’ EQUITY

Capital stock – Notes 6, 7, 9 and 11
Authorized:
20,000,000 preferred shares with a par value of $0.0001
100,000,000 common shares with a par value of $0.0001
Issued:
22,289,178 common shares (November 30, 2006: 20,802,230
common shares)	2,229	2,080
Additional paid-in capital	7,630,977	6,294,047
Stock subscriptions received – Note 9	255,000	279,317
Accumulated other comprehensive loss	(94,515)	(32,455)
Deficit accumulated	(2,537,484)	(2,048,560)

	5,256,207	4,494,429

	$6,423,325	$5,741,350

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended February 28, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	Three months ended
	February 28,
	2007	2006
Revenues
Revenue	$1,152,254	$-
Direct costs	(513,535)	-

	638,719	-

Expenses
Consulting fees	78,926	-
Depreciation	109,416	600
General and administrative	490,787	12,461
Management fees – Note 5	166,158	25,500
Professional fees – Note 8	73,298	27,031
Promo and marketing	152,913	11,015
Travel	57,230	8,643

	1,128,728	85,250

Loss before other items	(490,009)	(85,250)

Other items:
Interest income	1,085	-
Gain on sale of equipment	-	-

Net loss for the period	(488,924)	(85,250)

Foreign currency translation adjustment	(62,060)	-

Comprehensive loss for the period	$(550,984)	$(85,250)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of shares outstanding	21,681,000	12,730,000

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended February 28, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	Three months ended
	February 28,
	2007	2006

Operating Activities
Net loss for the period	$(488,924)	$(85,250)
Adjustments to reconcile loss to cash used by
operating activities:
Depreciation	109,416	600
Professional fees	43,745	-
Stock based compensation	3,800	1,500
Interest	-	-
Gain on sale of equipment	-	-
Changes in non-cash working capital items:
GST receivable	113,697	-
Accounts receivable	(437,572)	-
Prepaid expenses and refundable deposits	(16,191)	257
Accounts payable and accrued liabilities	(50,445)	938
Due to/from related parties	3,542	(2,500)

Cash flows used in operating activities	(718,932)	(84,455)

Investing Activities
Purchase of equipment	(791,590)	(2,237)
Proceeds from sale of equipment	-	-
Deposits on equipment	-	(260,942)
Deposit on land	4,498	(43,479)

Cash flows used in investing activities	(787,092)	(306,658)

Financing Activities
Common stock issued for cash	1,020,217	370,000
Common stock subscription received	255,000	(25,000)
Share subscription cancelled	(10,000)	(10,000)

Cash flows provided by financing activities	1,265,217	335,000

…/cont’d

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.	Continued
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended February 28, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	Three months ended
	February 28,
	2007	2006

Effect of exchange rate changes on cash	(83,118)	-

Decrease in cash and cash equivalents
during the period	(323,925)	(56,113)

Cash and cash equivalents, beginning of the period	639,499	71,850

Cash and cash equivalents, end of the period	$315,574	$15,737

Cash and cash equivalents consist of:
Cash	$237,796	$10,780
Term deposits	77,778	4,957

	$315,574	$15,737

Non-cash Transaction – Note 8

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period March 30, 2005 (Date of Inception) to February 28, 2007
(Stated in US Dollars)
(Unaudited )

	Common Stock				Accumulated
			Stock	Additional	Other
	Number of		Subscriptions	Paid in	Comprehensive	Deficit
	Shares	Amount	Received	Capital	Loss	Accumulated	Total

Issuance of common shares for cash
- at $0.0001 per share at June 1, 2005	10,000,000	$1,000	$-	$-	$-	$-	$1,000
Issuance of common shares for cash
- at $0.03 per share at November 2, 2005	1,150,000	115	-	34,385	-	-	34,500
Issuance of commons shares for cash
- at $0.10 per share at November 16, 2005	1,215,000	122	(10,000)	121,378	-	-	111,500
Net loss for the period	-	-	-	-	-	(77,114)	(77,114)

Balance, November 30, 2005	12,365,000	1,237	(10,000)	155,763	-	(77,114)	69,886

…/cont’d

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.	Continued
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period March 30, 2005 (Date of Inception) to February 28, 2007
(Stated in US Dollars)
(Unaudited)

	Common Stock				Accumulated
			Stock	Additional	Other
	Number of		Subscriptions	Paid in	Comprehensive	Deficit
	Shares	Amount	Received	Capital	Loss	Accumulated	Total

Balance, November 30, 2005	12,365,000	1,237	(10,000)	155,763	-	(77,114)	69,886
Common shares cancelled	(100,000)	(10)	-	(9,990)	-	-	(10,000)
Share subscriptions received	-	-	10,000	-	-	-	10,000
Issuance of common shares for cash
- at $0.20 per share at December 12, 2005	260,000	26	-	51,974	-	-	52,000
Issuance of common shares for cash
- at $0.20 per share at December 21, 2005	200,000	20	-	39,980	-	-	40,000
Issuance of common shares for cash
- at $0.50 per share at February 17, 2006	516,000	51	-	257,949	-	-	258,000
Issuance of common shares for cash
- at $0.50 per share at March 8, 2006	225,000	22	-	112,478	-	-	112,500
Issuance of common shares for cash
- at $0.50 per share at March 24, 2006	930,930	93	-	465,372	-	-	465,465
Issuance of common shares for cash
- at $0.50 per share at April 18, 2006	866,696	87	-	433,261	-	-	433,348
Issuance of common shares for cash
- at $0.50 per share at April 25, 2006	4,000	1	-	1,999	-	-	2,000
Issuance of common shares for cash
- at $ 0.85 per share at August 1, 2006	431,618	43	-	366,832	-	-	366,875
Issuance of common shares for cash
- at $ 0.85 per share at August 28, 2006	2,136,334	213	-	1,815,671	-	-	1,815,884

Subtotal	17,835,578	1,783	-	$3,691,289	-	(77,114)	3,615,958

…/cont’d

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.	Continued
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period March 30, 2005 (Date of Inception) to February 28, 2007
(Stated in US Dollars)
(Unaudited)

	Common Stock				Accumulated
			Stock	Additional	Other
	Number of		Subscriptions	Paid in	Comprehensive	Deficit
	Shares	Amount	Received	Capital	Loss	Accumulated	Total

Subtotal	17,835,578	1,783	-	3,691,289	-	(77,114)	3,615,958
Issuance of common stock for cash
- at $0.85 per share at October 16, 2006	800,612	80	-	680,440	-	-	680,520
Issuance of common stock for cash
- at $0.85 per share at October 24, 2006	989,570	99	-	841,036	-	-	841,135
Fair value of detachable warrants issued with
convertible debentures – Note 6	-	-	-	25,000	-	-	25,000
Issuance of common stock pursuant to conversion
of convertible debentures
- at $0.85 per share at November 23, 2006	1,176,470	118	-	999,882	-	-	1,000,000
Stock based compensation	-	-	-	56,400	-	-	56,400
Stock subscriptions received	-	-	279,317	-	-	-	279,317
Foreign currency translation adjustment	-	-	-	-	(32,455)		(32,455)
Net loss for the period	-	-	-	-	-	(1,971,446)	(1,971,446)

Balance, November 30, 2006	20,802,230	2,080	279,317	6,294,047	(32,455)	(2,048,560)	4,494,429

…/cont’d

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.	Continued
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period March 30, 2005 (Date of Inception) to February 28, 2007
(Stated in US Dollars)
(Unaudited)

	Common Stock				Accumulated
			Stock	Additional	Other
	Number of		Subscriptions	Paid in	Comprehensive	Deficit
	Shares	Amount	Received	Capital	Loss	Accumulated	Total

Balance, November 30, 2006	20,802,230	2,080	279,317	6,294,047	(32,455)	(2,048,560)	4,494,429
Issuance of common stock for cash
- at $1.00 per share at December 1, 2006	494,642	50	(279,317)	494,595	-	-	215,328
Share subscription cancelled	(10,000)	(1)	-	(9,999)	-	-	(10,000)
Issuance of common stock pursuant to stock
options
- at $0.50 per share at December 7, 2006	43,860	4	-	21,926	-	-	21,930
Issuance of common stock pursuant to warrants
- at $0.85 per share at December 29, 2006	255,755	26	-	217,367	-	-	217,393
Issuance of common stock pursuant to warrants
- at $0.85 per share at January 16, 2007	244,245	24	-	207,585	-	-	207,609
Issuance of common stock pursuant to stock
options
- at $0.85 per share at February 1, 2007	20,000	2	-	16,998	-	-	17,000
Issuance of common stock pursuant to stock
options
- at$0.50 per share at February 14, 2007	107,489	11	-	53,734	-	-	53,745
Issuance of common stock for cash
- at $1.00 per share February 15, 2007	330,957	33	-	330,924	-	-	330,957
Stock based compensation	-	-	-	3,800	-	-	3,800
Stock subscriptions received	-	-	255,000	-	-	-	255,000
Foreign currency translation adjustment	-	-	-	-	(62,060)	-	(62,060)
Net loss for the period	-	-	-	-	-	(488,924)	(488,924)

Balance, February 28, 2007	22,289,178	$2,229	$255,000	$7,630,977	$(94,515)	$(2,537,484)	$5,256,207

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s November 30, 2006 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s November 30, 2006 annual financial statements.

Operating results for the three months ended February 28, 2006 are not necessarily indicative of the results that can be expected for the year ended November 30, 2007.

During the three months ended February 28, 2007, the Company generated revenue totaling $1,152,254. The Company was in the development stage prior to the three months ended February 28, 2007.

Note 2	Continuance of Operations

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $2,537,484 since its inception, has a working capital deficiency of $240,926 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Lexington Energy Services Inc.
Notes to the Interim Consolidated Financial Statements
February 28, 2007
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	Significant Accounting Policy

Revenue Recognition

The Company recognizes revenue when it is realized and earned. Revenue and costs on drilling contracts are recognized as work progresses. Progress is measured and revenues are recognized based upon agreed day-rate charges and/or other additional charges. For certain contracts, the Company may receive additional lump-sum payments for the mobilization of rigs and other drilling equipment. Consistent with the drilling contract day-rate revenues and charges, revenues and related direct costs incurred for the mobilization are recognized when earned. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. The Company recognizes revenue under service contracts as services are performed and collection is reasonably assured.

Note 4	Equipment

	February 28, 2007
		Accumulated
	Cost	Depreciation	Net

Computer and equipment	$37,267	$9,100	$28,167
Office equipment	13,246	2,523	10,723
Furniture	39,821	6,902	32,919
Software	20,149	2,542	17,607
Tools and equipment	7,029	1,590	5,439
Leasehold improvements	34,042	5,436	28,606
Equipment/Machinery	3,833,993	95,850	3,738,143
Vehicle equipment	6,869	859	6,010
Machinery under construction	1,424,798	-	1,424,798

	$5,417,214	$124,802	$5,292,412

	November 30, 2006
		Accumulated
	Cost	Depreciation	Net

Computer and equipment	$27,450	$6,009	$21,441
Office equipment	6,279	1,419	4,860
Furniture	26,966	3,584	23,382
Software	10,352	863	9,489
Tools and equipment	6,025	1,004	5,021
Leasehold improvements	28,220	2,508	25,712
Machinery under construction	3,159,874	-	3,159,874

	$3,265,166	$15,387	$3,249,779

Lexington  Energy Services Inc.
Notes to the Interim Consolidated Financial Statements
February 28, 2007
(Stated in US Dollars)
(Unaudited) – Page 3

Note 4	Equipment – (cont’d)

Machinery under construction has not been depreciated as it is not yet available for use.

Note 5	Related Party Transactions – Note 9

During the three months ended February 28, 2007:

The Company incurred $20,513 (2006: $15,000) for management fees to the President and CEO of the Company. At February 28, 2007, $29,694 was due from the President and CEO.

The Company incurred $15,385 (2005: $NIL) for management fees to the Chief Operations Officer. At February 28, 2007, $4,087 was due from the Chief Operations Officer.

The Company incurred $78,977 for management fees to the Vice President of Operations of the Company’s subsidiary. The Company incurred $51,285 for management fees to the Senior Vice President of Integrated Services of the Company’s subsidiary.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Note 6	Stock Options – Note 11

The following table summarizes the continuity of the Company’s stock options:

	Three months ended		Three months ended
	February 28, 2007		February 28, 2006
	Number	Weighted	Number	Weighted
	of	Average	of	Average
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning	3,470,000	$0.44	875,000	$0.10
Granted	20,000	$0.85	150,000	$0.20
Exercised	(171,349)	$0.54	-	-
Cancelled	(6,140)	$0.50	-	-

Outstanding, ending	3,312,511		1,025,000

Lexington Energy Services Inc.
Notes to the Interim Consolidated Financial Statements
February 28, 2007
(Stated in US Dollars)
(Unaudited) – Page 4

Note 6	Stock Options – Note 11 – (cont’d)

The fair value of the stock options granted during the periods ended February 28, 2007 and 2006 was determined using the Black-Scholes option pricing model with the following assumptions:

	2007	2006

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.16%	2.18%
Expected volatility	131.1%	0.0%
Expected option life (in years)	0.08 years	2 years

The compensation charge associated with consultant’s stock options in the amount of $3,800 (2006: $1,500) is included in the statement of operations for the three months ended February 28, 2007.

Additional information regarding stock options outstanding as at February 28, 2007 is as follows:

Number of
Common Shares	Exercise Prices	Expiry Date

500,000	$0.10	October 1, 2007
250,000	$0.10	October 20, 2007
150,000	$0.20	December 30, 2007
320,000	$0.50	March 13, 2008
840,000	$0.50	April 5, 2008
532,511	$0.50	May 17, 2008
200,000	$0.85	May 17, 2008
400,000	$0.85	August 1, 2008
10,000	$0.85	October 3, 2008
65,000	$0.85	October 13, 2008
20,000	$0.85	October 16, 2008
25,000	$0.85	November 15, 2008

3,312,511

Note 7	Convertible Debentures

The Company entered into two Secured Convertible Debenture Purchase Agreements dated November 6, 2006 and November 7, 2006, totalling $1,000,000. Both convertible debentures were converted on November 23, 2006 at $0.85 per share and the Company issued 1,176,470 common shares.

Lexington Energy Services Inc.
Notes to the Interim Consolidated Financial Statements
February 28, 2007
(Stated in US Dollars)
(Unaudited) – Page 5

Note 7	Convertible Debentures – (cont’d)

Attached to each Secured Convertible Debenture was a Warrant Agreement. Each Warrant Agreement entitles the holder the right to purchase 250,000 common shares of the Company at $0.85 per share. At February 28, 2007, all 500,000 warrants were exercised.

In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible debt and Debt Issued with Stock Purchase Warrants”, the proceeds received from the issuance of the convertible debentures were allocated between the convertible debentures and warrants on a basis of their relative fair values. At the date of issuance, $25,000 of the proceeds was allocated to the warrants.

Note 8	Non-Cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the three months ended February 28, 2007, the Company issued 87,489 common shares pursuant to exercise of stock options at $0.50 per share for payment of legal fees of $43,745. This transaction has been excluded from the statements of cash flows.

Note 9	Commitments – Note 6

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

b)	The Company paid $170,940 in respect to a refundable deposit on a purchase of land with a total cost of $208,547.

c)	The Company entered into an office lease agreement effective July 1, 2006 to July 31, 2010 for basic rent of $13,600 per month.

d)

During the three months ended February 28, 2007, the Company received cash proceeds totalling $255,000 in respect to a private placement of 255,000 common shares at $1.00 per share. Subsequent to February 28, 2007, the Company issued these shares.

Lexington Energy Services Inc.
Notes to the Interim Consolidated Financial Statements
February 28, 2007
(Stated in US Dollars)
(Unaudited) – Page 6

Note 10	Contingencies

a)

An officer of a subsidiary of the Company has claimed that he has been constructively dismissed at the end of December 2006 and seeks one year’s salary as compensation, which amounts to $192,330 (CDN$225,000). The Company contends that the Vice- President voluntarily resigned. There has been no liability recorded in the financial statements related to this contingency and any unfavourable settlement of this matter will be recorded in the period in which the contingency is resolved. Subsequent to February 28, 2007, the Company’s subsidiary received a Garnishee Order and paid $194,127 into court pending resolution of the claim.

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

Note 11	Subsequent Events – Notes 9 and 10

Subsequent to February 28, 2007:

a)	the Company issued 12,512 common shares pursuant to exercise of stock options at $0.50 per share for legal fees;

b)	the Company issued 14,585 common shares at $0.75 per share for legal fees.

c)	the Company entered into an agreement to appoint a new director and issue 325,000 common shares for director’s service.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION/ PLAN OF OPERATIONS

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

Overview

We were incorporated as a Nevada company on March 30, 2005. We have three wholly-owned subsidiaries, including Lexcore Services Inc. (“Lexcore”), which was incorporated as a Nevada company on April 28, 2006 and Lexcoil Inc. (“Lexcoil”), which was incorporated as a Nevada company on October 3, 2006. Lexcore operates our activities relating to leasing coring units. Lexcoil is currently inactive. We also own LXN2 LLC, which was set up as a Michigan LLC on February 14, 2007. We plan to use LXN2 LLC for the future addition of a manufacturing facility in Michigan, US for our nitrogen generation system.

We are an oil field service company providing manufacturing and leasing of oilfield service equipment to oil and gas and other oil field service companies.

Description of Property

Our properties are as follows:

Vancouver, British Columbia

Lexington’s principal executive offices are located at 207 West Hastings Street, Suite 1209, Vancouver, British Columbia, V6B 1H7, Canada. Our office is approximately 2,000 square feet in size. We are currently negotiating a two year lease agreement which, if we conclude, will cost us a monthly rent of approximately $2,500.

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

Results of Operations for the Three Months ended February 28, 2007 compared to February 28, 2006

During three months ended February 28, 2007, we realized total revenue of $1,152,254 compared to no revenues for the three months ended February 28, 2006. These revenues we generated during the fiscal quarter ended February 28, 2007 are our first revenues. We have also received interest income of $1,085 for the three months ended February 28, 2007. We incurred a net loss for the three months ended February 28, 2007 of ($488,924), compared to a net loss of ($85,250) for the same period in 2006. The increase in revenues and increase in net loss for 2006 was as a result of increased operational activities during the three months ended February 28, 2007. The increased revenues were mainly pursuant to the Lexcore’s provision of coring units and crew to Laricina Energy Ltd. Gross profit for the three months ended February 28, 2007 was $638,719 compared to none for the same period in 2006. From March 30, 2005 (date of inception) to February 28, 2007, we realized total revenues of $1,152,254 and gross profit of $638,719. Since our inception to February 28, 2007, we also reported interest income of $9,873 and a capital gain on the sale of our equipment of $75,459. From March 30, 2005 (date of inception) to February 28, 2007, we incurred a net loss of ($2,537,484). Our net loss per share was ($0.02) for the three months ended February 28, 2007 compared to ($0.01) for the same period in 2006.

Our total expenses were $1,128,728 for the three months ended February 28, 2007, including $73,298 in professional fees, $166,158 in management fees, $78,926 in consulting fees, $490,787 in general and administrative fees, $152,913 in promo and marketing, $57,230 in travel expenses and $109,416 in depreciation. Our administrative expenses consist of salaries, tradeshow costs, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs and office supplies. Our expenses for the three months ended February 28, 2006 were $85,250. The increase in expenses is due to an increase in our operations.

Our professional fees of $73,298 for the three months ended February 28, 2007 consisted primarily of legal, accounting and auditing fees. During the three months ended February 28, 2006, our professional fees totaled $27,031.

Our management fees of $166,158 for the three months ended February 28, 2007 consisted mainly of amounts paid to our current officers. During the three months ended February 28, 2006, our management expenses were $25,500.

Our consulting fees for the three months ended February 28, 2007 were $78,926 compared to none for the same period in 2006.

Plan of Operation

We plan to grow our business to offer a complete range of products and services for the entire lifecycle of oil and gas wells including exploration and development, production, operation, maintenance, refining and abandonment. We generated $1,152,254 in revenue during the three months ended February 28, 2007, although we incurred a net loss of ($488,924) for the same period.

Our corporate strategy for the next 12 months (beginning March 1, 2007) includes the following:

  build a manufacturing, warehouse and office facility in Brooks, Alberta;
  build four more coring units for Lexcore;
  acquire Southern Well Testing Ltd. and Southern Well Testing (2005) Ltd. and add two p-tanks to their fleet;
  add nine nitrogen generation units;
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

As of April 16, 2007 we did not have any p-tanks available for lease or in production.

Nitrogen Generation Unit

Over the next 12 months beginning March 1, 2007, if we are successful in raising sufficient capital, we intend to build nine nitrogen generation units at an estimated cost of $1,730,000 per unit for total costs of approximately $15,570,000.

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

During our most recent quarter ended February 28, 2007, we received revenues of approximately $1,152,254 pursuant to the provision of our coring rigs and crew through our subsidiary Lexcore to Laricina Energy Inc. In March 2007 we also provided one coring rig with crew to Japan Canada Oil Sands Limited (“JACOS”) for a drilling program in Alberta, Canada. The project was completed at the end of March 2007. As of April 16, 2007, both of our coring rigs are in our Calgary facility undergoing routine spring maintenance.

New Facility

Lexington intends to move its headquarters to Brooks, Alberta by March, 2008. Brooks is a small town located one and a half hours south of Calgary, Alberta, Canada. Brooks is located in the centre of Southern Alberta and accesses the largest areas of Alberta which extends into Saskatchewan and to the US border. We intend to build a 10,000 square foot manufacturing and repair facility with a connected 2,000 square foot office space for our use and for possible lease to other companies, depending on how much space we need ourselves. We intend to design the facility to be used for in-house engineering and design staff, human resources, accounting and an in-house employee office and development centre. This combination of manufacturing space, warehouse, repair, in-house design facility and office may enable us to have direct feedback from clients, employees and engineers to facilitate a fast reaction to the changing needs of clients and the market.

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

We intend to complete the construction of the facility, which we estimate will cost approximately $1,061,000, including design. Our intention is to complete design of this facility and obtain building permits in May 2007, and to begin construction at that time. We anticipate that the construction will take approximately five months. Once it is complete, we intend to hire a customer service representative and a manager to oversee the offices. We anticipate the management costs would be $8,000 per month. We intend to contract with other companies for maintenance and cleaning services once the facility is built.

On July 1, 2006, Lexcore entered into a lease agreement with First Truck Centre. The agreement is a sublease granting us lease of premises at 234125 Wrangler Road, RR #5, Calgary, Alberta T2P 2G6 for a term of four years from July 1, 2006 to July 1, 2010, for an annual rent of approximately $165,000, payable in monthly installments of approximately $13,750, plus taxes and utilities.

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

At February 28, 2007, we had not yet achieved profitable operations, had accumulated losses of ($2,537,484) since our inception, had a working capital deficiency of $240,926 and although we had generated revenues of $1,152,254 by February 28, 2007, we anticipate that we will incur further losses in the development of our business. These factors cast substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to obtain additional funds through equity financing and/or related party advances, however there is no assurance of additional funding being available.

Liquidity and Capital Resources

Lexcore, our wholly owned subsidiary, received revenues of $1,152,254 for the three months ended February 28, 2007 pursuant to Lexcore's provision of equipment and Laricina Energy for a drill program.

As of February 28, 2007, we had a working capital deficiency of $240,926. Our accumulated deficit was $2,537,484 at February 28, 2007. Our net loss of $2,537,484 from March 31, 2005 (inception) to February 28, 2007 was mostly funded by our equity financing. During the three months ended February 28, 2007, we raised $1,265,217 in equity finance. The decrease in cash during the three months ended February 28, 2007 was $323,925. The decrease was due to increased general and administrative expenses.

Net cash used in operations for the three months ended February 28, 2007 was $718,932 and net cash used in investing activities was $787,092. Investing activities during the three months ended February 28, 2007 included $791,590 for purchase of equipment. During the three months ended February 28, 2007 our monthly cash requirement was approximately $502,000, including $240,000 monthly in operating activities and $262,000 in equipment purchases. At the end of the period as at February 28, 2007, we had cash and cash equivalents of $315,574, and Canadian Goods and Services tax receivable of $122,630 as well as $436,499 due to us for accounts receivable.

By a registration statement on Form SB-2 declared effective on January 10, 2007, we registered 6,753,064 shares to be sold by selling shareholders. Of those shares registered, 500,000 were shares underlying warrants and 910,000 were shares underlying options. From the effective date of the SB-2 to February 28, 2007, 351,732 of those options or warrants had been exercised.

During the period from December 1, 2005 to February 28, 2007 we raised capital pursuant to the following share issuances:

Period of Issuance	Number of Common Shares Sold	Price per Share	Total Proceeds
December 2005	460,000	$0.20	$92,000
February 2006	516,000	$0.50	$258,000
March 2006	1,155,930	$0.50	$577,965
April 2006	870,696	$0.50	$435,348
August 2006	2,567,952	$0.85	$2,182,759
October 2006	1,790,182	$0.85	$1,521,655
November 2006	1,176,470	$0.85[1]	$1,000,000
December 2006	484,642	$1.00	$484,642
December 2006	43,860	$0.50[2]	$21,930
December 2006	255,755	$0.85[2]	$217,392
January 2007	244,245	$0.85[2]	$207,608
February 2007	107,489	$0.50[2]	$53,745
February 2007	330,957	$1.00	$330,957
February 2007	20,000	$0.85[2]	$17,000
Total:			$7,401,001

[1]	Issued pursuant to the exercise of a convertible debenture.
[2]	Issued pursuant to the exercise of options or warrants.

If we are successful in raising significant capital, over the next twelve months beginning March 1, 2007 we intend to build four additional coring units and nine more nitrogen generation units, acquire Southern Well Testing and build two more p-tank units, build a new manufacturing facility in Brooks, Alberta. Total cash requirements to complete those steps will be approximately $31,700,000 set out as follows:

Expense	Amount ($)
New Manufacturing Facility in Brooks, Alberta	1,100,000
Build two Portable Well Testing Packages (p-tanks)	600,000
Build nine Truck Mounted Nitrogen Generation Units	15,600,000
Build four Coring/Drilling Rigs	11,500,000
Research and Development	900,000
Costs associated with Acquisitions	500,000
Professional Fees	500,000
General and Administrative Expenses	1,000,000
Total	31,700,000

The administrative expenses will consist of marketing and promotion, tradeshow costs, salaries, leases, travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs and office equipment. The professional fees will consist of consulting fees, accounting and audit fees, legal fees. We had $315,574 in cash or cash equivalents and a working capital deficiency of $240,926 as of February 28, 2007. Our working capital deficiency decreased by $88,539 since November 30, 2006 as a result of our revenues and equity investment we received.

Our money currently in our bank accounts as well as revenues we receive pursuant to accounts receivable as at February 28, 2007 will likely to applied to our accounts payable. Any future revenues we receive we plan to use towards covering our administrative and operating expenses. We require an additional $31,700,000 to carry out our planned business operations and expansion over the next 12 months. We intend to try to obtain this financing through a combination of bank financing and equity investment through the sale of our common shares. Currently none of our assets are encumbered by any loans and we are in the process of contacting banks to determine what type of bank financing is available and on what terms. We are active in contacting broker/dealers in the US and elsewhere regarding possible financing arrangements.

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

Secured Convertible Debenture - November 6, 2006

On November 6, 2006we entered into a secured convertible debenture purchase agreement (“Debenture Purchase Agreement”) with Alliance whereby Alliance loaned $500,000 to us. Alliance had the option to have the $500,000 loan repaid in our common stock. At any time, at Alliance’s option, Alliance was entitled to choose to have all or any part of the outstanding principal and accrued interest repaid in shares of our common stock at a conversion rate equal to:

(1) ten percent below the fair market value of our common stock at the time of conversion, as calculated according to the average closing market price of the five business days preceding the conversion date, or if there has been no sales of our stock for five days, the price shall be determined according to the price of the last trade of our stock or,

(2) at $0.85 per share.

We also entered into a secured convertible debenture and a warrant certificate with Alliance pursuant to the Debenture Purchase Agreement. Interest was to accrue on the debenture at the rate of 10% per annum.

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

By a Registration Statement declared effective on January 10, 2007, we registered the 500,000 shares underlying the warrants we granted to Alliance. On December 29, 2006, Alliance exercised warrants to purchase 255,755 common shares by paying us $217,391.75, and on January 16, 2007, Alliance exercised warrants to purchase 244,245 common shares by paying us $207,608.25. As of February 27, 2006, Alliance had no outstanding derivative securities.

Other than these agreements described above, and the employment agreements described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $120,000.

Known Material Trends and Uncertainties

As of February 28, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our historical financial statements for the year ended November 30, 2006.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

On March 6, 2007, we received a letter from counsel for Pacific Consolidated Industries, LLC ("PCI"), giving us notice that PCI had obtained an Order of Preliminary Injunction issued by the U.S. District Court for the Central District of California on February 7, 2007 an injunction in U.S. against Innovative Nitrogen Systems, LLC (“INS”) and two of its executives, Bill Brigham and Michael Schroeder, and all persons acting in convert with any of them, from taking a number of actions, including: "approaching, for purposes of marketing, selling or providing any type of services, including consultant, subcontractor or advisory services….to those customers set forth at Exhibit A hereto." We are listed as one of the customers that INS is prohibited from contacting. Further, the court preliminarily enjoined INS from "retaining any of PCI's trade secrets or other confidential information…[or] using or disclosing, directly or indirectly, any of PCI's trade secrets or other confidential or proprietary information." In its letter dated March 6, 2007, PCI has alleged that some of its proprietary technology may have been used by INS in building our nitrogen generation unit, and that our proposed lease of the unit to Nitro-Gen would constitute a transfer of PCI's technology in breach of the injunction. As of today's date, we are not a party to the proceedings, nor has PCI threatened to add us or any of our agents or directors as a party. The injunction obtained by PCI was not made on the merits of its claim, but was awarded because INS has failed to provide information regarding the claim in a timely manner.

Based on a preliminary review of PCI's allegations, our management does not believe that PCI's injunction limits or curtails our ability to use or lease our nitrogen generation equipment. Further, it is management's belief that the technology related to how oxygen is used to create nitrogen in our nitrogen generation unit is commonly used and widely known and has not been patented and cannot be patented. Further, the key elements of the design which make our unit more efficient than other systems we believe are due to innovations designed by our management, and do not come from our supplier, INS, and therefore do not originate with PCI and are not subject to any injunction. To date we have been unsuccessful in obtaining copies of all of the relevant court documents in the action. Counsel for PCI has refused to provide us with any of the documents PCI used in obtaining the injunction or any other court documents other than the injunction order, which has led us to believe that PCI’s claim that we are subject to the injunction is vexatious and unfounded.

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS:

None

ITEM 5. OTHER INFORMATION:

None.

ITEM 6. EXHIBITS

Exhibit	Exhibit Description
Number

10.1	Real Estate Purchase Contract between Lexington and Jackson Cattle Co. Ltd. dated February 3, 2006 (1)

10.2	Larry Kristof Employment Agreement (2)

10.3	Brent Nimeck Employment Agreement (2)

10.4	Addendum to Real Estate Purchase Agreement with Jackson Cattle Co. Ltd. (2)

10.5	Amendment dated August 2, 2006 to Real Estate Purchase Agreement with Jackson Cattle Co. Ltd. (3)

10.6	Letter of Intent dated August 2, 2006 with Laricina Energy Ltd. (4)

10.7	Sub-lease Agreement with First Truck Centre (Edmonton) Inc. (3)

10.8	Amendment to Real Estate Purchase Agreement with Jackson Cattle Co. dated February 28, 2007 (4)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(1)	Included as exhibits on our Form SB-2 filed May 16, 2006.

(2)	Included as exhibits on our Form SB-2/A filed July 7, 2006.

(3)	Included as exhibits on our Form SB-2/A filed August 9, 2006.

(4)	Included as exhibits on our Form SB-2/A filed September 1, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexington Energy Services Inc.
(Registrant)

/s/ Larry Kristof
Date: April 16, 2007	Larry Kristof
Director , President, Chief Executive Officer, Chief
Financial Officer, (Principal Executive Officer and
Principal Accounting and Financial Officer)