Form 10QSB
period 2007-05-31
Lexington Energy Services Inc.
filed 2007-07-23
CIK 1357335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-134175

LEXINGTON ENERGY SERVICES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

234125 Wrangler Road SE. RR#5, Calgary, Alberta, Canada	T2P 2G6
(Address of principal executive offices)	(Zip Code)

403-279-4550
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

As of July 19, 2007, the registrant’s outstanding common stock consisted of 23,955,006 shares.

i

Table of Contents

PART I – FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

4

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION/ PLAN OF OPERATIONS  10

ITEM 3.  CONTROL AND PROCEDURES

18

PART II – OTHER INFORMATION

19

ITEM 1.  LEGAL PROCEEDINGS:  (needs to be updated regarding Doug, etc.)

19

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES:

19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS:

20

ITEM 5.  OTHER INFORMATION:

20

ITEM 6.  EXHIBITS

20

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Lexington Energy Services Inc. (the “Company”, “Lexington”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

Lexington Energy Services Inc.
May 31, 2007
(unaudited)

Index

Interim Consolidated Balance Sheets	F–1

Interim Consolidated Statements of Operations	F–2

Interim Consolidated Statements of Cash Flows	F–3

Interim Consolidated Statement of Stockholders' Equity	F–4

Notes to the Interim Consolidated Financial Statements	F_7

3

LEXINGTON ENERGY SERVICES INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

(Stated in US Dollars)

(Unaudited)

4

LEXINGTON ENERGY SERVICES INC.

INTERIM CONSOLIDATED BALANCE SHEETS

May 31, 2007 and November 30, 2006

(Stated in US Dollars)

(Unaudited)

	May 31	November 30
ASSETS	2007	2006
Current
Cash and cash equivalents	$ 114,941	$ 639,499
GST receivable	19,895	241,764
Accounts receivable	26,551	-
Prepaid expenses	36,417	36,193
Other deposit – Note 10	206,553	-

	404,357	917,456

Due from related parties – Note 5	14,069	38,218
Equipment – Note 4	7,581,589	3,249,779
Deposits on equipment	-	1,360,459
Deposit on land – Note 9	181,818	175,438

	$ 8,181,833	$ 5,741,350

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$ 1,219,817	$ 1,246,921
Promissory notes payable – Note 11	113,705	-
Current portion of obligations under capital leases – Note 12	962,631	-

	2,296,153	1,246,921

Obligations under capital leases – Note 12	1,245,369	-

	3,541,522	1,246,921

STOCKHOLDERS’ EQUITY

Capital stock – Notes 6, 7, 9 and 13
Authorized:
20,000,000 preferred shares with a par value of $0.0001
100,000,000 common shares with a par value of $0.0001
Issued:
23,241,823 common shares (November 30, 2006: 20,802,230 common shares)	2,324	2,080
Additional paid-in capital	8,950,276	6,294,047
Stock subscriptions received – Note 9	248,000	279,317
Accumulated other comprehensive loss	(154,469)	(32,455)
Deficit accumulated	(4,405,820)	(2,048,560)

	4,640,311	4,494,429

	$ 8,181,833	$ 5,741,350

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended May 31, 2007 and 2006

(Stated in US Dollars)

(Unaudited)

	Three months ended		Six months ended
	May 31,		May 31,
	2007	2006	2007	2006
Revenue
Revenue	$ 630,996	$ -	$ 1,783,250	$ -
Direct costs	(482,980)	-	(996,515)	-

	148,016	-	786,735	-

Expenses
Consulting fees	13,701	27,162	92,627	27,771
Depreciation	112,410	691	221,826	1,291
Director fees – Note 5	263,250	-	263,250	-
General and administrative	934,046	83,898	1,366,791	104,684
Investor relations	134,000	-	134,000	-
Loss on disposal of equipment	25,541	-	25,541	-
Management fees – Note 5	238,388	35,407	404,547	60,907
Professional fees	159,695	45,897	232,993	72,928
Promo and marketing	28,899	-	181,812	-
Rent	60,696	2,120	118,737	4,201
Travel	47,123	58,312	104,353	66,955

	2,017,749	253,487	3,146,477	338,737

Loss before other item	(1,869,733)	(253,487)	(2,359,742)	(338,737)

Other item:
Interest income	1,397	2,413	2,482	2,413

Net loss for the period	(1,868,336)	(251,074)	(2,357,260)	(336,324)

Foreign currency translation adjustment	(59,954)	-	(122,014)	-

Comprehensive loss for the period	$ (1,928,290)	$ (251,074)	$ (2,479,274)	$ (336,324)

Basic and diluted loss per share	$ (0.08)	$ (0.02)	$ (0.11)	$ (0.02)

Weighted average number of shares outstanding	22,840,000	14,469,000	22,267,000	13,609,000

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended May 31, 2007 and 2006

(Stated in US Dollars)

(Unaudited)

	2007	2006
Operating Activities
Net loss for the period	$ (2,357,260)	$ (336,324)
Adjustments to reconcile loss to cash used by operating activities:
Depreciation	221,826	1,291
Investor relations	49,500	-
Professional fees	60,940	-
Stock based compensation	526,300	57,000
Shares issued for services	475,200	-
Loss on sale of equipment	25,541	-
Changes in non-cash working capital items:
GST receivable	221,869	(6,439)
Accounts receivable	(26,551)	-
Prepaid expenses	(224)	(91,754)
Accounts payable and accrued liabilities	(27,104)	26,891
Due to/from related parties	24,149	(1,996)

Cash flows used in operating activities	(805,814)	(351,331)

Investing Activities
Other deposit	(206,553)	-
Purchase of equipment	(1,010,718)	(3,332)
Deposits on equipment	-	(605,617)
Deposit on land	(6,380)	(45,086)

Cash flows used in investing activities	(1,223,651)	(654,035)

Financing Activities
Notes payable	113,705	-
Common stock issued for cash	1,544,533	1,358,313
Common stock subscription received	(31,317)	(25,000)
Share subscription cancelled	-	(10,000)

Cash flows provided by financing activities	1,626,921	1,373,313

Effect of exchange rate changes on cash	(122,014)	-

Increase (decrease) in cash and cash equivalents during the period	(524,558)	367,947

Cash and cash equivalents, beginning of the period	639,499	71,850

Cash and cash equivalents, end of the period	$ 114,941	$ 439,797

Cash and cash equivalents consist of:
Cash	$ 58,350	$ 424,242
Term deposits	56,591	15,555

	$ 114,941	$ 439,797

Non-cash Transactions – Note 8

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period March 30, 2005 (Date of Inception) to May 31, 2007

(Stated in US Dollars)

(Unaudited)

	Common Stock				Accumulated
			Stock	Additional	Other
	Number of		Subscriptions	Paid in	Comprehensive	Deficit
	Shares	Amount	Received	Capital	Loss	Accumulated	Total
Issuance of common shares for cash
- at $0.0001 per share at June 1, 2005	10,000,000	$ 1,000	$ -	$ -	$ -	$ -	$ 1,000
Issuance of common shares for cash
- at $0.03 per share at November 2, 2005	1,150,000	115	-	34,385	-	-	34,500
Issuance of commons shares for cash
- at $0.10 per share at November 16, 2005	1,215,000	122	(10,000)	121,378	-	-	111,500
Net loss for the period	-	-	-	-	-	(77,114)	(77,114)

Balance, November 30, 2005	12,365,000	1,237	(10,000)	155,763	-	(77,114)	69,886
Common shares cancelled	(100,000)	(10)	-	(9,990)	-	-	(10,000)
Share subscriptions received	-	-	10,000	-	-	-	10,000
Issuance of common shares for cash
- at $0.20 per share at December 12, 2005	260,000	26	-	51,974	-	-	52,000
Issuance of common shares for cash
- at $0.20 per share at December 21, 2005	200,000	20	-	39,980	-	-	40,000
Issuance of common shares for cash
- at $0.50 per share at February 17, 2006	516,000	51	-	257,949	-	-	258,000
Issuance of common shares for cash
- at $0.50 per share at March 8, 2006	225,000	22	-	112,478	-	-	112,500
Issuance of common shares for cash
- at $0.50 per share at March 24, 2006	930,930	93	-	465,372	-	-	465,465
Issuance of common shares for cash
- at $0.50 per share at April 18, 2006	866,696	87	-	433,261	-	-	433,348
Issuance of common shares for cash
- at $0.50 per share at April 25, 2006	4,000	1	-	1,999	-	-	2,000
Issuance of common shares for cash
- at $ 0.85 per share at August 1, 2006	431,618	43	-	366,832	-	-	366,875
Issuance of common shares for cash
- at $ 0.85 per share at August 28, 2006	2,136,334	213	-	1,815,671	-	-	1,815,884

Subtotal	17,835,578	1,783	-	3,691,289	-	(77,114)	3,615,958

…/cont’d

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.

Continued

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period March 30, 2005 (Date of Inception) to May 31, 2007

(Stated in US Dollars)

(Unaudited)

	Common Stock				Accumulated
			Stock	Additional	Other
	Number of		Subscriptions	Paid-in	Comprehensive	Deficit
	Shares	Amount	Received	Capital	Income	Accumulated	Total

Subtotal	17,835,578	$ 1,783	$ -	$ 3,691,289	$ -	$ (77,114)	$ 3,615,958
Issuance of common stock for cash
- at $0.85 per share at October 16, 2006	800,612	80	-	680,440	-	-	680,520
Issuance of common stock for cash
- at $0.85 per share at October 24, 2006	989,570	99	-	841,036	-	-	841,135
Fair value of detachable warrants issued with convertible debentures	-	-	-	25,000	-	-	25,000
Issuance of common stock pursuant to conversion of convertible debentures
- at $0.85 per share at November 23, 2006	1,176,470	118	-	999,882	-	-	1,000,000
Stock based compensation	-	-	-	56,400	-	-	56,400
Stock subscriptions received	-	-	279,317	-	-	-	279,317
Foreign currency translation adjustment	-	-	-	-	(32,455)		(32,455)
Net loss for the period	-	-	-	-	-	(1,971,446)	(1,971,446)

Balance, November 30, 2006	20,802,230	2,080	279,317	6,294,047	(32,455)	(2,048,560)	4,494,429
Issuance of common stock for cash
- at $1.00 per share at December 1, 2006	494,642	50	(279,317)	494,595	-	-	215,328
Share subscription cancelled	(10,000)	(1)	-	(9,999)	-	-	(10,000)
Issuance of common stock pursuant to stock options
- at $0.50 per share at December 7, 2006	43,860	4	-	21,926	-	-	21,930
Issuance of common stock pursuant to warrants
- at $0.85 per share at December 29, 2006	255,755	26	-	217,367	-	-	217,393
Issuance of common stock pursuant to warrants
- at $0.85 per share at January 16, 2007	244,245	24	-	207,585	-	-	207,609
Issuance of common stock pursuant to stock options
- at $0.50 per share at February 1, 2007	20,000	2	-	16,998	-	-	17,000
Issuance of common stock pursuant to stock options
- at $0.50 per share at February 14, 2007	107,489	11	-	53,734	-	-	53,745
Issuance of common stock for cash
- at $1.00 per share at February 15, 2007	330,957	33	-	330,924	-	-	330,957

Subtotal	22,289,178	2,229	-	7,627,177	(32,455)	-	5,548,391

…/cont’d

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC

Continued

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period March 30, 2005 (Date of Inception) to May 31, 2007

(Stated in US Dollars)

(Unaudited)

	Common Stock				Accumulated
			Stock	Additional	Other
	Number of		Subscriptions	Paid-in	Comprehensive	Deficit
	Shares	Amount	Received	Capital	Loss	Accumulated	Total

Subtotal	22,289,178	$ 2,229	$ -	$ 7,627,177	$ (32,455)	$ (2,048,560)	$ 5,548,391
Issuance of common stock for cash
- at $1.00 per share at March 20, 2007	255,000	25	-	254,975	-	-	255,000
Issuance of common stock pursuant to stock options
- at $0.50 per share at March 22, 2007	12,512	1	-	6,254	-	-	6,255
Issuance of common stock for services
- at $0.75 per share at March 22, 2007	14,585	2	-	10,937	-	-	10,939
Issuance of common stock for services
- at $0.73 per share at March 28, 2007	20,548	2	-	14,998	-	-	15,000
Issuance of common stock for services
- at $0.81 per share at April 02, 2007	325,000	32	-	263,218	-	-	263,250
Issuance of common stock for services
- at $0.71 per share at April 11, 2007	70,000	7	-	49,693	-	-	49,700
Issuance of common stock for services
- at$0.70 per share at April 17, 2007	100,000	10	-	69,990	-	-	70,000
Issuance of common stock for services
- at $0.47 per share at May 11, 2007	100,000	10	-	46,990	-	-	47,000
Issuance of common stock for services
- at $0.55 per share at May 29, 2007	55,000	6	-	30,244	-	-	30,250
Stock based compensation	-	-	-	526,300	-	-	526,300
Stock subscriptions received	-	-	248,000	-	-	-	248,000
Fair value of detachable warrants issued	-	-	-	49,500	-		49,500
Foreign currency translation adjustment	-	-	-	-	(122,014)	-	(122,014)
Net loss for the period	-	-	-	-	-	(2,357,260)	(2,357,260)

Balance, May 31, 2007	23,241,823	$ 2,324	$ 248,000	$ 8,950,276	$ (154,469)	$ (4,405,820)	$ 4,640,311

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s November 30, 2006 annual financial statements.  All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s November 30, 2006 annual financial statements.

Operating results for the six months ended May 31, 2007 are not necessarily indicative of the results that can be expected for the year ended November 30, 2007.

During the six months ended May 31, 2007, the Company generated revenue totaling $1,783,250.  The Company was in the development stage prior to the six months ended May 31, 2007.

Note 2

Continuance of Operations

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At May 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $4,405,820 since its inception, has a working capital deficiency of $1,891,796 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers   that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Significant Accounting Policies

Consolidation

On May 30, 2007, the Company incorporated a wholly owned subsidiary in the Province of Alberta, Canada for the operations of its nitrogen generation system.  There were no transactions during the period ended May 31, 2007.

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

Leases

Leases entered into by the Company as lessee that transfer substantially all the benefits and risks of ownership to the lessee are recorded as capital leases and are included in equipment.  All other leases are classified as operating leases under which leasing costs are recorded as expenses in the period in which they were incurred.

Note 4

Equipment

	May 31, 2007
		Accumulated
	Cost	Depreciation	Net

Computer and equipment	$ 32,424	$ 9,221	$ 23,203
Office equipment	8,878	1,487	7,391
Furniture	35,405	8,822	26,583
Software	23,384	4,490	18,894
Tools and equipment	11,265	2,529	8,736
Leasehold improvements	31,601	7,754	23,847
Equipment/Machinery	3,833,993	191,700	3,642,293
Vehicle equipment	43,538	4,009	39,529
Machinery under construction	1,583,113	-	1,583,113

	5,603,601	230,012	5,373,589
Equipment under capital lease
Equipment/machinery	2,208,000	-	2,208,000

	$ 7,811,601	$ 230,012	$ 7,581,589

Note 4

Equipment – (cont’d)

	November 30, 2006
		Accumulated
	Cost	Depreciation	Net

Computer and equipment	$ 27,450	$ 6,009	$ 21,441
Office equipment	6,279	1,419	4,860
Furniture	26,966	3,584	23,382
Software	10,352	863	9,489
Tools and equipment	6,025	1,004	5,021
Leasehold improvements	28,220	2,508	25,712
Machinery under construction	3,159,874	-	3,159,874

	$ 3,265,166	$ 15,387	$ 3,249,779

Machinery under construction has not been depreciated, as it is not yet available for use.

Assets under capital lease are depreciated on a straight-line basis on a four year basis.  No depreciation was taken as the assets were acquired at the end of the period.

Note 5

Related Party Transactions – Notes 9 and 10

During the six months ended May 31, 2007:

The Company incurred $58,785 (2006: $30,000) for management fees to the former President and CEO of the Company.  At May 31, 2007, $9,158 (November 30, 2006: $30,657) was due from the former President and CEO.  Included in accounts payable at November 30, 2006, is $50,000 owing to the former President and CEO.

The Company incurred $31,278 (2006: $20,162) for management fees to the President, Secretary and Treasurer of the Company.  At May 31, 2007, $4,911 (November 30, 2006: $6,873) was due from the President, Secretary and Treasurer of the Company.  Included in accounts payable at November 30, 2006, is $50,000 owing to the former President and CEO.

The Company incurred $166,704 for management fees to the Vice President of Operations of the Company’s subsidiary.  The Company incurred $147,781 for management fees to the Senior Vice President of the Company’s subsidiary.  At May 31, 2007, accounts payable includes $87,120 due to the officers of the subsidiary.

The Company issued 325,000 common shares as compensation to a director of the Company valued at $263,250.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Note 6

Capital Stock – Note 13

Stock options

The following table summarizes the continuity of the Company’s stock options:

	Six months ended		Six months ended
	May 31, 2007		May 31, 2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning	3,470,000	$0.44	875,000	$0.10
Granted	1,495,000	$0.67	2,200,000	$0.51
Exercised	(183,860)	$0.54	-	$ -
Cancelled	(956,140)	$0.65	(125,000)	$0.10

Outstanding, ending	3,825,000	$0.50	2,950,000	$0.41

The fair value of the stock options granted during the periods ended May 31, 2007 and 2006 was determined using the Black-Scholes option value model with the following assumptions:

	2007	2006

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.62%	2.18–3.18%
Expected volatility	102.76%	0.1%
Expected option life (in years)	1.95 years	2 years

Expected volatility was based on the company’s historical share price.

The compensation charge associated with stock options in the amount of $526,300 (2006: $57,000) is included in the statement of operations for the six months ended May 31, 2007.

Note 6

Share Capital – Note 13 – (cont’d)

Stock options – (cont’d)

Additional information regarding stock options outstanding as at May 31, 2007, is as follows:

Number of
Common Shares	Exercise Prices	Expiry Date

250,000	$0.10	October 1, 2007
250,000	$0.10	October 20, 2007
150,000	$0.20	December 30, 2007
320,000	$0.50	March 13, 2008
840,000	$0.50	April 5, 2008
520,000	$0.50	May 17, 2008
400,000	$0.85	August 1, 2008
10,000	$0.85	October 3, 2008
65,000	$0.85	October 13, 2008
20,000	$0.85	October 16, 2008
25,000	$0.85	November 15, 2008
150,000	$0.85	April 11, 2009
675,000	$0.50	May 15, 2009
150,000	$0.65	May 24, 2009

3,825,000

Share purchase warrants

During the six month period ended May 31, 2007, 150,000 share purchase warrants were outstanding as follows:

Number of Warrants	Exercise Price	Expiry Date

150,000	$0.85	May 11, 2011

The fair value of the share purchase warrants issued during the period ended May 31, 2007 was determined using the Black-Scholes option value model with the following assumptions:

2007

Expected dividend yield	0.0%
Risk-free interest rate	4.58%
Expected volatility	104.5%
Expected option life (in years)	5 years

Expected volatility was based on the Company’s historical share price.

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

Non-Cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

During the six months ended May 31, 2007:

-

The Company issued 114,585 common shares pursuant to the exercise of stock options at $0.50-0.75 per share for payment of legal fees totalling $60,940.

-

The Company issued 625,498 common shares for payment of wages and consulting fees totalling $475,200.

-

The Company entered into two capital lease agreements for machinery and equipment totalling $2,208,000.

These transactions have been excluded from the statements of cash flows.

Note 9

Commitments – Note 6

a)

The Company entered into an employment agreement dated June 1, 2006 with the former President and CEO of the Company for $7,200 per month and the option to buy 250,000 common shares of the Company at $0.50 per share.  The Company entered into a new employment agreement dated March 6, 2007, which replaced the agreement dated June 1, 2006, for $18,900 per month and the option to buy 500,000 common shares of the Company at $0.85 per share.  This employment agreement was terminated on April 20, 2007 upon his resignation and 750,000 stock options granted were cancelled on May 1, 2007.  The Company also entered into an employment agreement dated June 1, 2006 with the President, Secretary, Treasurer and Senior Vice President of Operations of the Company for $5,400 per month and the option to buy 250,000 common shares of the Company at $0.50 per share.  Either party can terminate the agreement at any time with 14 days notice.

b)

The Company paid $181,818 in respect to a refundable deposit on a purchase of land with a total cost of $221,818.

c)

The Company entered into an office lease agreement effective July 1, 2006 to July 31, 2010 for basic rent of $13,600 per month.

d)

During the six months ended May 31, 2007, the Company received cash proceeds totalling $248,000 in respect to a private placement of 496,000 units at $0.50 per unit whereby each unit provides for 1 common share and 1 share purchase warrant.  Each warrant entitles the holder to purchase 1 common share of the Company’s stock at $0.60 per share.  The expiration of the warrants is 2 years from the date of issuance.

e)

The Company entered into an investor relations agreement on May 11, 2007.  The agreement is structured over three phases with the following terms:

Phase I

Upon execution of this agreement issue 100,000 common shares (issued) of the Company and 150,000 share purchase warrants exercisable at $0.85 per warrant expiring on May 11, 2012;

Phase II

Upon commencement of phase II issue 200,000 common shares of the Company and 300,000 share purchase warrants exercisable at $1.00 per warrant expiring five years from issuance;

Phase III

Upon commencement of phase III, issue 200,000 common shares of the Company and 300,000 share purchase warrants exercisable at $1.00 per warrant expiring five years from issuance.

f)

The Company entered into an investor relations marketing agreement on May 25, 2007 for a term of one year commencing on June 1, 2007 and expiring on June 1, 2008 with the Company having the option to renew for another twelve month period.  The Company will pay a monthly compensation of $2,000 per month plus 135,000 share purchase options which will vest at 25% every three month period and will expire on June 1, 2010.

Note 10

Contingencies

a)

An officer of a subsidiary of the Company has claimed that he has been constructively dismissed at the end of December 2006 and seeks one year’s salary as compensation, which amounts to $206,553 (CDN$225,000).  The Company contends that the Vice-President voluntarily resigned.  There has been no liability recorded in the financial statements related to this contingency and any unfavourable settlement of this matter will be recorded in the period in which the contingency is resolved. The Company’s subsidiary received a Garnishee Order and paid $206,553 into court pending resolution of the claim.

b)

A vendor of a subsidiary of the Company has alleged that the subsidiary owes $240,719 for breach of contract.  The subsidiary disputes this claim and contends that services by the vendor were not completed in accordance to the terms of the service agreement. The liability has been recorded in the financial statements related to this contingency and any favourable or unfavourable settlement of this matter will be recorded in the period in which the contingency is resolved.  Management of the subsidiary has filed its statement of defence.

Note 11

Promissory Notes Payable

The promissory notes payable are due to a director of the Company or a Company with a common director, are unsecured, bear interest at 10% per annum and are payable on demand including interest payable of $1,638.  Subsequent to May 31, 2007, the promissory notes payable and interest payable were repaid in full.

Note 12

Obligations Under Capital Lease

The Company has obligations under capital leases for machinery and equipment to May 31, 2011.

Future minimum lease payments as at May 31, 2007, are as follows:

2007

2008	$ 745,399
2009	524,599
2010	524,599
2011	966,199

2,760,795

Less: Imputed interest	(552,795)

2,208,000

Less: Current portion	(962,631)

Obligations under capital leases	$ 1,245,369

Note 13

Subsequent Events – Notes 6, 9 and 11

Subsequent to May 31, 2007:

a)

the Company issued 113,183 common shares at $0.40 per share for payment of legal fees.

b)

the Company received  cash proceeds of $183,500 in respect to a private placement for 367,000 units whereby each unit consists of 1 common share and 1 share purchase warrant.  Each warrant entitles the holder to purchase 1 common share of the Company’s stock at $0.60 per share.  The expiration of the warrants is 2 years from the date of issuance.

c)

the Company entered into a capital lease for equipment/machinery, repayable in monthly instalments totalling $29,985, including interest and maturing July 2011.

Note 14

Economic Dependence

During the six month period ended May 31, 2007, the Company was economically dependent on two customers which accounts for 78% and 22% of total revenue, respectively.

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

Overview

We were incorporated in the State of Nevada on March 30, 2005 and extra-provincially registered in the Province of British Columbia and Alberta, Canada. We have three wholly-owned subsidiaries.  They are Lexcore Services Inc. (“Lexcore”), which was incorporated in the State of Nevada on April 28, 2006, and extra-provincially registered in the Province of Alberta, Canada; Lexcoil Inc. (“Lexcoil”), which was incorporated in the State of Nevada on October 3, 2006 and extra-provincially registered in the Province of Alberta, Canada; and Nitro-Gen Technologies Inc. (“Nitro-Gen”), which was incorporated in the Province of Alberta, Canada on May 30, 2007.  LXN2 LLC was dissolved in the State of Michigan on July 3, 2007.

We are an oil field and gas service company providing oilfield service equipment and services to oil and gas companies. Through Lexcore, we operate our activities relating to our coring units, providing oil and gas companies drilling services. Through Lexcoil, we operate two coiled tubing units. Through Nitro-Gen, we operate our nitrogen generation unit. Each of Lexcore, Lexcoil and Nitro-Gen is now generating revenues, although only Lexcore had revenues to report as of May 31, 2007.

In April 2007, our Board of Directors appointed Elston Johnston as a director. Brent Nimeck, director and Chief Operating Officer, replaced Larry Kristof as President, CEO and CFO. On May 1, 2007 Larry Kristof resigned as a director of us.

Description of Property

In May 2007 we closed our Vancouver office and moved our principal office to Alberta. Our properties are described as follows:

Calgary, Alberta

Our head office is located at 234125 Wrangler Road SE, RR #5, Calgary, Alberta T2P 2G6.  The facility in Calgary is approximately 9,500 square feet in size.  We have a lease for a term of four years which ends on July 31, 2010.  We pay an annual rent of approximately $163,000, for monthly installments of approximately $13,600, plus taxes and utilities.

Brooks, Alberta

On February 23, 2006 we entered into an agreement to purchase a property in Brooks, Alberta for a purchase price of approximately $221,818.  The property is comprised of raw land and is approximately 8.2 acres.  We have paid a deposit of approximately $182,000 and we expect to pay the remaining $40,000 after the seller of the property has successfully obtained titles for subdivided parcels of land which will allow us to close the transaction.  The seller has indicated that it will grant us possession of the land with no further payment due until the seller is ready to close the transaction.

Results of Operations for the Six Months ended May 31, 2007 compared to May 31, 2006

During six months ended May 31, 2007, we realized total revenues of $1,783,250 compared to no revenues for the six months ended May 31, 2006. The revenues during the six months ended May 31, 2007 were generated pursuant to the Lexcore’s provision of coring units and crew to two customers, which respectively account for 78% and 22% of total revenues.

During six months ended May 31, 2007, we incurred direct costs of $996,515 resulting in gross profits of $786,735, compared to no direct costs for the six months ended May 31, 2006.  Our direct costs include all costs associated with the job such as labor costs, consulting fees on the job, materials used, and inspection fees.

We incurred a net loss for the six months ended May 31, 2007 of $2,357,260, compared to a net loss of $336,324 for the same period in 2006.  The increase of $2,020,936 in net loss was as a result of increased operational activities during the six months ended May 31, 2007.  Our net loss per share was $0.11 for the six months ended May 31, 2007 compared to $0.02 for the same period in 2006.

Our total expenses increased $2,807,740 to $3,146,477 for the six months ended May 31, 2007 from $338,737 for the same period in 2006. The significant increase in total expenses was mainly due to increases in our day to day operating costs from our expansion and growth, promotion and marketing activities.

Our professional fees of $232,993 for the six months ended May 31, 2007 consisted primarily of legal, accounting and auditing fees.  During the six months ended May 31, 2006, our professional fees were $72,928. The increase of $160,065 in professional fees was due to additional legal and auditing services we required as a public company and from our expansion and growth.

Our management fees of $404,547 for the six months ended May 31, 2007 consisted mainly of amounts paid to our current and former officers.  During the six months ended May 31, 2006, our management fees were $60,907. The significant increase of $343,640 in management fees was due to increased salaries of our officers and additional management personnel hired in the six months ended May 31, 2007.

Our consulting fees for the six months ended May 31, 2007 increased from $64,856 to $92,627 as compared to $27,771 for the same period in 2006, because of increased consultants hired during the six months ended May 31, 2007.

We incurred director fees of $263,250 for the six months ended May 31, 2007, compared to none for the same period in 2006, because of the issuance of 325,000 common shares as compensation for one year of a director’s services.

We spent $181,812 in promotion and marketing for the six months ended May 31, 2007 compared to none for the same period in 2006, in order to promote and market our company and services.

Our other operational expenses increased $1,794,117 from $177,131 for the six months ended May 31, 2006 to $1,971,248 for the six months ended May 31, 2007. The increased was mostly due to our increased day to day operating costs, salaries and benefits, rent, depreciation, general office expenses and from our stock based compensation.

Results of Operations for the Three Months ended May 31, 2007 compared to May 31, 2006

During three months ended May 31, 2007, we realized total revenues of $630,996 compared to no revenues for the three months ended May 31, 2006. The revenues during the three months ended May 31, 2007 were generated pursuant to the Lexcore’s provision of coring units and crew to two customers.

During three months ended May 31, 2007, we incurred direct costs of $482,980 resulting in gross profits of $148,016, compared to no direct costs for the three months ended May 31, 2006.  Our direct costs include all costs associated with the job such as labor costs, consulting fees on the job, materials used, and inspection fees.

We incurred a net loss for the three months ended May 31, 2007 of $1,868,336, compared to a net loss of $251,074 for the same period in 2006.  The increase of $1,617,262 in net loss was as a result of increased operational activities during the three months ended May 31, 2007.  Our net loss per share was $0.08 for the three months ended May 31, 2007 compared to $0.02 for the same period in 2006.

Our total expenses increased $1,764,262 to $2,017,749 for the three months ended May 31, 2007 as compared to $253,487 for the same period in 2006. The significant increase in total expenses was mainly due to increases for our stock based compensation, our day to day operating costs and promotion and marketing activities.

Our professional fees of $159,695 for the three months ended May 31, 2007 consisted primarily of legal, accounting and auditing fees.  During the three months ended May 31,

2006, our professional fees totaled $45,897. The increase of $113,798 in professional fees was due to additional legal and auditing services provided as a public company.

Our management fees of $238,388 for the three months ended May 31, 2007 consisted mainly of amounts paid to our current and former officers.  During the three months ended May 31, 2006, our management expenses were $35,407. The significant increase of $202,981 in management fees was due to increased salaries of our officers and additional management personnel worked during the three months ended May 31, 2007.

Our consulting fees for the three months ended May 31, 2007 decreased from $27,162 to $13,701 for the same period in 2006, as fewer consultants were hired during the three months ended May 31, 2007.

We incurred director fees of $263,250 for the three months ended May 31, 2007, compared to none for the same period in 2006, because of the issuance of 325,000 common shares as compensation for one year of a director’s services.

We spent $28,899 in promotion and marketing for the three months ended May 31, 2007 compared to none for the same period in 2006, in order to promote and market our company and services.

Our other operational expenses increased $1,168,795 from $145,021 for the three months ended May 31, 2006 to $1,313,816 for the three months ended May 31, 2007.  The increase was mostly due to our stock based compensation, increased day to day operating costs, salaries and benefits, depreciation, rent and general office expenses.

Plan of Operation

We plan to expand our business to offer a complete range of products and services for the entire lifecycle of oil and gas wells including exploration and development, production, operation, maintenance, refining and restoration of work sites.

Our plan for the next 12 months (beginning August 2007) is to do the following:

-

build a manufacturing, warehouse and office facility in Brooks, Alberta;

-

add five nitrogen generation units;

-

identify acquisitions which will benefit from having in-house construction capabilities and develop personnel and equipment in-house to meet market demands; and

-

create additional service lines to complement current operations, including a new division through Lexcoil.

Mobile Well Production Testing Units

We completed the construction on two mobile well production testing units. We sold both units in 2006 for approximately $628,000 and made a capital gain of $75,459 on the sales. Oil and gas wells need to be tested for various lengths of time depending on the well performance and repair times. This is done so that the oil companies can estimate reservoir capabilities and size. Our mobile production testing units consist of all the equipment necessary to test a well attached to a tractor, along with a mini mobile office with satellite internet access in our proprietary packaging which allows us to eliminate the need for third party trucking in the testing of oil and gas wells.

We plan to build more p-tanks on order from customers. We currently do not have any orders to build any units.  We also plan to build our p-tank business through acquisition.

Currently we do not have any p-tanks available for lease or in production.

Nitrogen Generation Unit

We incorporated a wholly owned subsidiary, Nitro-Gen, in the Province of Alberta, Canada on May 30, 2007 to operate our nitrogen generation unit. Currently, it is generating revenues. We provide our equipment, along with a crew to operate the equipment, to companies engaged in oil and gas exploration activities.  Nitrogen generation is a process which extracts the nitrogen content from atmospheric air and purifies it from its original content of 79% up to a purity of 98-99.5%. Our nitrogen generation system generates a continuous supply of nitrogen without any of the additional costs associated with liquid systems.

We anticipate that we will report revenues from our nitrogen generation in our next quarter.  Over the next 12 months beginning August 2007, if we are successful in raising sufficient capital, we intend to build additional five nitrogen generation units at an estimated cost of $1,730,000 per unit for total costs of approximately $8,650,000.

Coring Units

Through Lexcore, we operate our activities relating to our coring units. Currently we have two coring units which we have provided, along with a crew to operate the units, to two customers.  The coring units we have designed and built are suitable for use in a variety of drilling operations, including coring, geothermal applications, coal-bed methane and shallow natural gas.

Coiled Tubing Units

We launched Lexcoil to operate two coiled tubing units in Calgary, Alberta.  On May 24, 2007, Lexcoil entered into two vehicle finance lease agreements with Rocket Leasing to lease two coiled tubing units at a rental price of approximately $22,000 per month each for a term of 48 months.

Both units are operational and they are generating revenues now. Coil tubing involves a truck mounted system that uses a continuous string of pipe, which is inserted into a drill hole, to facilitate the use of specialized tools, stimulation fluids, and nitrogen pumping into a well or drill holes. The coiled tubing units are primary used for well cleanouts to enhance or initiate production in oil or gas wells.

Currently, we provide coiled tubing units and services to oil and gas companies in Alberta.  We intend to provide customers with the option of contracting the coiled tubing units in tandem with our nitrogen generation unit. Both units are available to clients on a day-rate contract basis, which shall include operators to support the services. We anticipate that we will report revenues from our coiled tubing units in our next quarter.

New Facility

We intend to move our headquarters to Brooks, Alberta by July 2008. Brooks is a small town located one and a half hours south of Calgary, Alberta, Canada. Brooks is located in the centre of Southern Alberta and accesses the largest areas of Alberta which extends into Saskatchewan and to the US border. We intend to build a 10,000 square foot manufacturing and plant facility with a connected 2,000 square foot office space for our use and for possible lease to other companies, depending on how much space we need ourselves. We intend to design the facility to be used for in-house engineering and design staff, human resources, accounting and an in-house employee office and development centre. This combination of manufacturing space, warehouse, repair, in-house design facility and office may enable us to have direct feedback from clients, employees and engineers to facilitate a fast reaction to the changing needs of clients and the market.

Our intention is to complete design of our facility in Brooks, Alberta and obtain building permits in late 2007, and to begin construction in early 2008.  We anticipate that the construction will take approximately five months. We estimate the costs for the construction of the facility to be approximately $1,100,000, including design.

Liquidity and Capital Resources

As of May 31, 2007, we had cash and cash equivalents of $114,941 and a working capital deficiency of $1,891,796.

Our accumulated deficit was $4,405,820 at May 31, 2007.  Our net loss of $2,357,260 for the six months ended May 31, 2007 was mostly funded by our equity financing.  During the six months ended May 31, 2007, we raised $1,513,216 in equity finance.  The decrease in cash during the six months ended May 31, 2007 was $524,558.  The decrease was mainly due to the purchase of equipment and increased operational costs.

We used net cash of $805,814 in operating activities for the six months ended May 31, 2007 and we used net cash of $1,223,651 in investing activities. Investing activities during the six months ended May 31, 2007 mainly included $1,010,718 for purchase of equipment.  We received net cash of $1,626,921 from financing activities for the six months ended May 31, 2007. During the six months ended May 31, 2007 our monthly cash requirement was approximately $338,200, including $134,300 monthly in operating activities and $203,900 in equipment purchases.  At the end of the period as at May 31, 2007, we had cash and cash equivalents of $114,941, and Canadian Goods and Services tax receivable of $19,895 as well as $26,551 due to us for accounts receivable.

We expect to require a total of approximately $11,535,000 to fully carry out our business plan over the next twelve months beginning August 2007. If we are successful in raising significant capital, we intend to build five more nitrogen generation units, complete the purchase of the Brooks property, build a new manufacturing facility in Brooks, Alberta. Total cash requirements to complete those steps will be approximately $10,150,000 set out as follows:

Expense	Amount ($)
Complete the purchase of the Brooks property	40,000
New Manufacturing Facility in Brooks, Alberta	1,100,000
Lease down payments for coil tubing inventory	180,000
Build five Truck Mounted Nitrogen Generation Units	8,650,000
Costs associated with potential acquisitions and launch of Lexcoil	180,000
Total	10,150,000

For the next twelve months (beginning August 2007) our anticipated operational costs are summarized as follows:

Expense	Amount ($)
Current Accounts payable	700,000
Rent	165,000
Consulting Fees	100,000
Management Fees	100,000
Professional Fees	130,000
Research and Development	50,000
Marketing Expenses	90,000
Travel Expenses	50,000
Other Administrative Expenses	90,000
Total	1,385,000

Any future revenues we receive we plan to use towards covering our administrative and operating expenses. We require an additional $11,394,000 (total requirements of $11,535,000 less cash and cash equivalents of $114,941 and accounts receivable of $26,551) to carry out our planned business operations and expansion over the next 12 months.

We intend to try to obtain this financing through internal and external sources, revenues we will generate over the next 12 months and a combination of bank financing and equity investment through the sale of our common shares. Currently none of our assets are encumbered by any loans and we are in the process of contacting banks to determine what type of bank financing is available and on what terms. We are active in contacting broker/dealers in the US and elsewhere regarding possible financing arrangements.

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

We have incurred operating losses from our inception and we are dependent upon our ability to raise capital from stockholders or other outside sources to sustain operations.  These factors raise substantial doubt about our ability to continue as a going concern.

Known Material Trends and Uncertainties

As of May 31, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In view of the uncertainties concerning our continued existence as a going concern, our management plans to mitigate the effect of such conditions, management intends to take the following steps in the event that we are not able to raise sufficient funds to meet the needs of our business plans:

-

negotiate with suppliers to delay deposit due dates;

-

lease some equipment as individual pieces, as opposed to entire units, if we are unable to build and purchase the entire units; and

-

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete summary of these policies is included in note 2 or 3 of the notes to our financial statements for the year ended November 30, 2006 and the six months ended May 31, 2007.

Revenue Recognition

We recognize revenue when it is realized and earned.  Revenue and costs on drilling contracts are recognized as work progresses.  Progress is measured and revenues are recognized based upon agreed day-rate charges and/or other additional charges.  For certain contracts, we may receive additional lump-sum payments for the mobilization of rigs and other drilling equipment.  Consistent with the drilling contract day-rate revenues and charges, revenues and related direct costs incurred for the mobilization are recognized when earned.  Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred.  We recognize revenue under service contracts as services are performed and collection is reasonably assured.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:  (needs to be updated regarding Doug, etc.)

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES:

From March 31, 2007 to present, we sold unregistered securities as follows:

On April 2, 2007, we issued 325,000 common shares to Elston Johnston, a director of us, for one year of his services as a director.

On April 11, 2007 we issued one consultant 70,000 common shares and options to purchase up to 150,000 common shares at $0.85 per share until April 11, 2009 for his services.

On March 6, 2007 we issued Larry Kristof, our former President, CEO and CFO, options to purchase up to 500,000 common shares in accordance with his employment agreement. These options expired on May 01, 2007.

On May 11, 2007 we issued 100,000 shares of common stock and warrants to purchase up to 150,000 common shares at $0.85 until May 11, 2012 to two US residents and one non US resident for services pursuant to a consulting agreement. We relied on Regulation S and Section 4(2) of the Securities Act as exemptions from registration for the issuance.

On May 15, 2007 we issued Elston Johnston, a director of us, options to purchase up to 675,000 common shares at $0.50 per share until May 15, 2009 for his services as a director.

On July 11, 2007 we issued 600,000 common shares and warrants to purchase up to 300,000 common shares at $0.60 per share until July 11, 2009 to a Hong Kong company for investor relations consulting services.

Except as otherwise noted above, all of the above issuances were exempt from registration under Regulation S of the Securities Act.

We completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S.  We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units.  Each investor was not a US person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a US person.

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.”  The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS:

None

ITEM 5.  OTHER INFORMATION:

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
10.1	Elston Johnston Director Agreement dated April 2, 2007

10.2	Vehicle Financing Agreements with Rocket Leasing dated May 24, 2007

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexington Energy Services Inc.
(Registrant)

/s/ Brent Nimeck
Date: July 20, 2007	Brent Nimeck
Director , President, Chief Executive Officer,
Chief Financial Officer