Form 10QSB/A
period 2007-05-31
Lexington Energy Services Inc.
filed 2007-07-23
CIK 1357335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

Amendment No. 1

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

i

Table of Contents

PART I – FINANCIAL INFORMATION

2

ITEM 1.  FINANCIAL STATEMENTS

2

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION/ PLAN OF OPERATIONS   4

ITEM 3.  CONTROL AND PROCEDURES

12

PART II – OTHER INFORMATION

13

ITEM 1.  LEGAL PROCEEDINGS:

13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES:

13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS:

14

ITEM 5.  OTHER INFORMATION:

14

ITEM 6.  EXHIBITS

14

1

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Lexington Energy Services Inc. (the “Company”, “Lexington”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

Lexington Energy Services Inc.
May 31, 2007
(unaudited)

Index

Interim Consolidated Balance Sheets	F–1

Interim Consolidated Statements of Operations	F–2

Interim Consolidated Statements of Cash Flows	F–3

Interim Consolidated Statement of Stockholders' Equity	F–4

Notes to the Interim Consolidated Financial Statements	F -7

2

LEXINGTON ENERGY SERVICES INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

(Stated in US Dollars)

(Unaudited)

3

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS:

None

ITEM 5.  OTHER INFORMATION:

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
10.1	Elston Johnston Director Agreement dated April 2, 2007 (1)

10.2	Vehicle Financing Agreements with Rocket Leasing dated May 24, 2007 (1)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as exhibits on our quarterly report on Form 10QSB filed July 23, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexington Energy Services Inc.
(Registrant)

/s/ Brent Nimeck
Date: July 23, 2007	Brent Nimeck
Director , President, Chief Executive Officer,
Chief Financial Officer

15