Form 10QSB
period 2007-08-31
Lexington Energy Services Inc.
filed 2007-10-18
CIK 1357335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

 [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-134175

LEXINGTON ENERGY SERVICES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

736 Second Avenue East, Brooks, Alberta, Canada	T1R 0B8
(Address of principal executive offices)	(Zip Code)

403-279-4550
(Registrant’s telephone number, including area code)

234125 Wrangler Road SE, RR #5

Calgary, Alberta, Canada T2P 2G6

_____________________________________________________
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

As of October 12, 2007, the registrant’s outstanding common stock consisted of 23,983,577 shares.

i

Table of Contents

PART I – FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION/ PLAN OF OPERATIONS  13

ITEM 3.  CONTROL AND PROCEDURES

22

PART II – OTHER INFORMATION

22

ITEM 1.  LEGAL PROCEEDINGS:

22

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES:

22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS:

22

ITEM 5.  OTHER INFORMATION:

22

ITEM 6.  EXHIBITS

23

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Lexington Energy Services Inc. (the “Company”, “Lexington”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

LEXINGTON ENERGY SERVICES INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in US Dollars)

(Unaudited)

LEXINGTON ENERGY SERVICES INC.

INTERIM CONSOLIDATED BALANCE SHEETS

August 31, 2007 and November 30, 2006

(Stated in US Dollars)

(Unaudited)

	August 31	November 30
ASSETS	2007	2006
Current
Cash and cash equivalents	$ 179,200	$ 639,499
GST receivable	37,565	241,764
Accounts receivable	41,405	-
Prepaid expenses	80,183	36,193
Other deposit – Note 10	216,584	-

	554,937	917,456

Due from related parties – Note 5	10,808	38,218
Equipment – Note 4	7,232,826	3,249,779
Deposits on equipment	-	1,360,459
Deposit on land – Note 9	230,406	175,438

	$ 8,028,977	$ 5,741,350

LIABILITIES
Current
Accounts payable and accrued liabilities – Notes 5 and 10	$ 927,956	$ 1,246,921
Due to related party – Note 5	516,223	-
Current portion of obligations under capital leases – Note 11	530,672	-

	1,974,851	1,246,921

Obligations under capital leases – Note 11	2,661,742	-

	4,636,593	1,246,921

STOCKHOLDERS’ EQUITY

Capital stock – Notes 6, 7, 9 and 13
Authorized:
20,000,000 preferred shares with a par value of $0.0001
100,000,000 common shares with a par value of $0.0001
Issued:
23,955,006 common shares (November 30, 2006: 20,802,230 common shares)	2,395	2,080
Additional paid-in capital	9,306,978	6,294,047
Stock subscriptions received – Note 9	481,500	279,317
Accumulated other comprehensive loss	(180,457)	(32,455)
Deficit accumulated	(6,218,032)	(2,048,560)

	3,392,384	4,494,429

	$ 8,028,977	$ 5,741,350

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended August 31, 2007 and 2006

(Stated in US Dollars)

(Unaudited)

	Three months ended		Nine months ended
	August 31,		August 31,
	2007	2006	2007	2006
Revenue
Revenue	$ 129,528	$ -	$ 1,912,778	$ -
Direct costs	(229,573)	-	(1,226,088)	-

	(100,045)	-	686,690	-

Expenses
Consulting fees	329,989	10,500	422,616	38,271
Depreciation	329,417	3,148	639,083	4,439
Director fees – Note 5	-	-	263,250	-
General and administrative	387,675	189,602	1,771,966	294,286
Investor relations	21,000	-	155,000	-
Loss on disposal of equipment	308,731	-	334,272	-
Management fees – Note 5	111,701	87,667	516,248	148,574
Professional fees	82,631	66,769	315,624	139,697
Promo and marketing (recovery)	(9,047)	-	172,765	-
Rent	42,999	35,531	161,736	39,732
Travel	4,971	119,848	109,324	186,803

	1,610,067	513,065	4,861,884	851,802

Loss before other item	(1,710,112)	(513,065)	(4,175,194)	(851,802)

Other item:
Interest income	3,240	2,710	5,722	5,123

Net loss for the period	(1,706,872)	(510,355)	(4,169,472)	(846,679)

Foreign currency translation adjustment	(25,988)	-	(148,002)	-

Comprehensive loss for the period	$ (1,732,860)	$ (510,355)	$ (4,317,474)	$ (846,679)

Basic and diluted loss per share	$ (0.07)	$ (0.03)	$ (0.19)	$ (0.06)

Weighted average number of shares outstanding	23,643,000	15,765,000	22,729,000	14,333,000

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended August 31, 2007 and 2006

(Stated in US Dollars)

(Unaudited)

	2007	2006
Operating Activities
Net loss for the period	$ (4,169,472)	$ (846,679)
Adjustments to reconcile loss to cash used by operating activities:
Depreciation	639,083	4,439
Warrants issued for investor relations	103,500	-
Shares issued for professional fees	106,213	-
Shares issued for wages and consulting fees	715,200	-
Stock based compensation	543,800	77,000
Loss on sale of equipment	334,272	-
Changes in non-cash working capital items:
GST receivable	204,199	(36,291)
Inventory	-	(64,590)
Accounts receivable	(41,405)	-
Prepaid expenses	(43,990)	(19,728)
Accounts payable and accrued liabilities	(318,965)	101,956
Due to/from related parties	27,410	(34,034)

Cash flows used in operating activities	(1,900,155)	(817,927)

Investing Activities
Other deposit	(216,584)	-
Purchase of equipment	(1,039,984)	(125,552)
Deposits on equipment	-	(1,341,483)
Proceeds on disposal of equipment	1,126,761	-
Deposit on land	(54,968)	(178,571)

Cash flows used in investing activities	(184,775)	(1,645,606)

Financing Activities
Capital lease payments	(490,306)	-
Loan from related party	516,223	-
Notes payable	113,705	-
Repayment of notes payable	(113,705)	-
Common stock issued for cash	1,544,533	3,556,077
Common stock subscription received	202,183	(217,700)

Cash flows provided by financing activities	1,772,633	3,338,377

Effect of exchange rate changes on cash	(148,002)	-

Increase (decrease) in cash and cash equivalents during the period	(460,299)	874,844

Cash and cash equivalents, beginning of the period	639,499	71,850

Cash and cash equivalents, end of the period	$ 179,200	$ 946,694

…/cont’d

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.

Continued

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended August 31, 2007 and 2006

(Stated in US Dollars)

(Unaudited)

	2007	2006

Supplementary disclosure of cash flow information
Cash paid for
Interest	$ 74,740	$ -

Cash and cash equivalents consist of:
Cash	$ 120,418	$ 900,489
Term deposits	58,782	46,205

	$ 179,200	$ 946,694

Non-cash Transactions – Note 8

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period March 30, 2005 (Date of Inception) to August 31, 2007

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

for the period March 30, 2005 (Date of Inception) to August 31, 2007

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

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC

Continued

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period March 30, 2005 (Date of Inception) to August 31, 2007

(Stated in US Dollars)

(Unaudited)

	Common Stock				Accumulated
			Stock	Additional	Other
	Number of		Subscriptions	Paid-in	Comprehensive	Deficit
	Shares	Amount	Received	Capital	Loss	Accumulated	Total

Subtotal	22,289,178	2,229	-	7,627,177	(32,455)	(2,048,560)	5,548,391
Issuance of common stock for cash
- at $1.00 per share at March 20, 2007	255,000	25	-	254,975	-	-	255,000
Issuance of common stock pursuant to stock options
- at $0.50 per share at March 22, 2007	12,512	1	-	6,254	-	-	6,255
Issuance of common stock for services
- at $0.75 per share at March 22, 2007	14,585	2	-	10,937	-	-	10,939
Issuance of common stock for services
- at $0.73 per share at March 28, 2007	20,548	2	-	14,998	-	-	15,000
Issuance of common stock for services
- at $0.81 per share at April 02, 2007	325,000	32	-	263,218	-	-	263,250
Issuance of common stock for services
- at $0.71 per share at April 11, 2007	70,000	7	-	49,693	-	-	49,700
Issuance of common stock for services
- at$0.70 per share at April 17, 2007	100,000	10	-	69,990	-	-	70,000
Issuance of common stock for services
- at $0.47 per share at May 11, 2007	100,000	10	-	46,990	-	-	47,000
Issuance of common stock for services
- at $0.55 per share at May 29, 2007	55,000	6	-	30,244	-	-	30,250
Issuance of common stock for services
- at $0.40 per share at July 06, 2007	113,183	11	-	45,262	-	-	45,273
Issuance of common stock for services
- at $0.40 per share at July 11, 2007	600,000	60	-	239,940	-	-	240,000

Subtotal	23,955,006	2,395	-	8,659,678	(32,455)	(2,048,560)	6,581,058

…/cont’d

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC

Continued

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period March 30, 2005 (Date of Inception) to August 31, 2007

(Stated in US Dollars)

(Unaudited)

	Common Stock				Accumulated
			Stock	Additional	Other
	Number of		Subscriptions	Paid-in	Comprehensive	Deficit
	Shares	Amount	Received	Capital	Loss	Accumulated	Total

Subtotal	23,955,006	2,395	-	8,659,678	(32,455)	(2,048,560)	6,581,058
Stock based compensation	-	-	-	543,800	-	-	543,800
Stock subscriptions received	-	-	481,500	-	-	-	481,500
Fair value of detachable warrants issued	-	-	-	103,500	-	-	103,500
Foreign currency translation adjustment	-	-	-	-	(148,002)	-	(148,002)
Net loss for the period	-	-	-	-	-	(4,169,472)	(4,169,472)

Balance, August 31, 2007	23,955,006	$ 2,395	$ 481,500	$ 9,306,978	$ (180,457)	$ (6,218,032)	$ 3,392,384

SEE ACCOMPANYING NOTES

LEXINGTON ENERGY SERVICES INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

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

Operating results for the nine months ended August 31, 2007 are not necessarily indicative of the results that can be expected for the year ended November 30, 2007.

During the nine months ended August 31, 2007, the Company generated revenue totaling $1,912,778.  The Company was in the development stage prior to the nine months ended August 31, 2007.

Note 2

Continuance of Operations

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At August 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $6,218,032 since its inception, has a working capital deficiency of $1,419,914 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers   that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Significant Accounting Policies

Consolidation

The consolidated financial statements include the account of the Company and its wholly owned subsidiaries, Lexcore Services Inc., Lexcoil Inc. and Nitro-Gen Technologies Inc.  All inter-company transactions and account balances have been eliminated.

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

Note 4

Equipment

	August 31, 2007
		Accumulated
	Cost	Depreciation	Net

Computer and equipment	$ 32,424	$ 11,923	$ 20,501
Office equipment	8,878	2,227	6,651
Furniture	33,006	10,896	22,110
Software	23,384	6,439	16,945
Tools and equipment	17,902	4,035	13,867
Equipment/Machinery	3,916,659	302,585	3,614,074
Vehicle equipment	65,201	8,582	56,619

	4,097,454	346,687	3,750,767
Equipment under capital lease
Equipment/machinery	3,682,720	200,661	3,482,059

	$ 7,780,174	$ 547,348	$ 7,232,826

Note 4

Equipment – (cont’d)

	November 30, 2006
		Accumulated
	Cost	Depreciation	Net

Computer and equipment	$ 27,450	$ 6,009	$ 21,441
Office equipment	6,279	1,419	4,860
Furniture	26,966	3,584	23,382
Software	10,352	863	9,489
Tools and equipment	6,025	1,004	5,021
Leasehold improvements	28,220	2,508	25,712
Machinery under construction	3,159,874	-	3,159,874

	$ 3,265,166	$ 15,387	$ 3,249,779

Equipment/machinery under capital lease are depreciated on a straight-line basis on a four year basis.

Note 5

Related Party Transactions

During the nine months ended August 31, 2007:

The Company incurred $58,785 (2006: $51,430) for management fees to the former President and CEO of the Company.  At August 31, 2007, $10,808 (November 30, 2006: $30,657) was due from the former President and CEO.  Included in accounts payable at November 30, 2006, is $50,000 owing to the former President and CEO.

The Company incurred $48,275 (2006: $36,234) for management fees to the President, Secretary and Treasurer of the Company.  At August 31, 2007, $516,223 was due to the President, Secretary and Treasurer of the Company and $ Nil was due from the President (November 30, 2006: $6,873) of the Company.  Included in accounts payable at November 30, 2006, is $50,000 owing to the former President and CEO.

The Company incurred $228,864 for management fees to the Vice President of Operations of the Company’s subsidiary.  The Company incurred $180,325 for management fees to the Senior Vice President of the Company’s subsidiary.  At August 31, 2007, accounts payable includes $46,243 due to the officers of the subsidiary.

The Company issued 325,000 common shares as compensation to a director of the Company valued at $263,250.

Note 6

Capital Stock – Note 13

Stock options

The following table summarizes the continuity of the Company’s stock options:

	Nine months ended		Nine months ended
	August 31, 2007		August 31, 2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning	3,470,000	$0.44	875,000	$0.10
Granted	1,745,000	$0.65	2,600,000	$0.56
Exercised	(183,860)	$0.54	-	$ -
Cancelled	(956,140)	$0.65	(125,000)	$0.10

Outstanding, ending	4,075,000	$0.50	3,350,000	$0.46

The fair value of the stock options granted during the periods ended August 31, 2007 and 2006 was determined using the Black-Scholes option value model with the following assumptions:

	2007	2006

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.62%	2.18–3.18%
Expected volatility	101.62%	0%
Expected option life (in years)	1.50 years	2 years

Expected volatility was based on the company’s historical share price.

The compensation charge associated with stock options in the amount of $543,800 (2006: $77,000) is included in the statement of operations for the nine months ended August 31, 2007.

Note 6

Share Capital – Note 13 – (cont’d)

Stock options – (cont’d)

Additional information regarding stock options outstanding as at August 31, 2007, is as follows:

Number of
Common Shares	Exercise Prices	Expiry Date

250,000	$0.10	October 1, 2007
250,000	$0.10	October 20, 2007
150,000	$0.20	December 30, 2007
320,000	$0.50	March 13, 2008
840,000	$0.50	April 5, 2008
520,000	$0.50	May 17, 2008
400,000	$0.85	August 1, 2008
10,000	$0.85	October 3, 2008
65,000	$0.85	October 13, 2008
20,000	$0.85	October 16, 2008
25,000	$0.85	November 15, 2008
150,000	$0.85	April 11, 2009
675,000	$0.50	May 15, 2009
150,000	$0.65	May 24, 2009
250,000	$0.50	July 31, 2009

4,075,000

On October 1, 2007, 250,000 stock options expired unexercised.

Share purchase warrants

During the nine month period ended August 31, 2007, 450,000 share purchase warrants were outstanding as follows:

Number of Warrants	Exercise Price	Expiry Date

300,000	$0.60	July 11, 2009
150,000	$0.85	May 11, 2011

450,000

The fair value of the share purchase warrants issued during the period ended August 31, 2007, was in the amount of $103,500, which was determined using the Black-Scholes option value model with the following assumptions:

Note 6

Share Capital – Note 13 – (cont’d)

Share purchase warrants – (cont’d)

2007

Expected dividend yield	0.0%
Risk-free interest rate	4.74%
Expected volatility	101.63%
Expected option life (in years)	4.43 years

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

During the nine months ended August 31, 2007:

-

The Company issued 227,768 common shares pursuant to the exercise of stock options at $0.40-0.75 per share for payment of legal fees totalling $106,213.

-

The Company issued 625,498 common shares for payment of wages and consulting fees totalling $715,200.

-

The Company entered into four capital lease agreements for machinery and equipment totalling $3,682,720.

These transactions have been excluded from the statements of cash flows.

Note 9

Commitments – Note 6

a)

The Company entered into an employment agreement dated June 1, 2006 with the President, Secretary, Treasurer and Senior Vice President of Operations of the Company for $5,400 per month and the option to buy 250,000 common shares of the Company at $0.50 per share.  Either party can terminate the agreement at any time with 14 days notice.

b)

During the nine months ended August 31, 2007, the Company received cash proceeds totalling $481,500 in respect to a private placement of 963,000 units at $0.50 per unit whereby each unit provides for 1 common share and 1 share purchase warrant.  Each warrant entitles the holder to purchase 1 common share of the Company’s stock at $0.60 per share.  The expiration of the warrants is 2 years from the date of issuance.

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

d)

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

e)

The Company entered into an office lease agreement effective July 1, 2006 to July 31, 2010 for basic rent of $13,600 per month.  This lease was terminated as of July 31, 2007.

Note 10

Contingencies

a)

An officer of a subsidiary of the Company has claimed that he has been constructively dismissed at the end of December 2006 and seeks one year’s salary as compensation, which amounts to $216,584 (CDN$229,000).  The Company contends that the Vice-President voluntarily resigned.  There has been no liability recorded in the financial statements related to this contingency and any unfavourable settlement of this matter will be recorded in the period in which the contingency is resolved. The Company’s subsidiary received a Garnishee Order and paid $216,584 into court pending resolution of the claim.

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

c)

A former director and CFO of the Company filed a Writ of Summons and Statement of Claim with the Supreme Court of British Columbia alleges that the Company breached a settlement agreement entered into on March 31, 2006 by failing to deliver 250,000 common shares of the Company free of a restrictive legend in April 2007.  The company states that it is not obligated to deliver shares without a restrictive legend and that the plaintiff could only sell the shares in accordance with rule 144 of the Securities Act.  In August 2007 the Company delivered 250,000 common shares which are subject to rule 144 of the Securities Act.  Management of the Company has filed its statement of defence.

Note 11

Obligations Under Capital Leases

The Company has obligations under capital leases for machinery and equipment to August 31, 2011.

Note 11

Obligations Under Capital Lease – (cont’d)

Future minimum lease payments as at August 31, 2007, are as follows:

2007

2008	$ 881,428
2009	881,428
2010	881,428
2011	1,471,066

4,115,349

Less: Imputed interest	(922,935)

3,192,414

Less: Current portion	(530,672)

Obligations under capital leases	$ 2,661,742

During the nine month period ended August 31, 2007, the Company paid $70,017 in interest payments.

Note 12

Promissory Notes Payable

The promissory notes payable are due to a director of the Company or a Company with a common director, are unsecured, bear interest at 10% per annum and are payable on demand including interest payable of $4,212.  The promissory notes payable and interest payable were repaid in full.

Note 13

Subsequent Events

Subsequent to August 31, 2007:

a)

the Company issued 28,571 common shares at $0.35 per share for payment of legal fees.

b)

the Company granted 1,475,000 stock options at $0.25 per share to employees and consultants of the Company.

c)

The Company received cash proceeds of $70,000 in respect to a private placement for 140,000 units whereby each unit consists of one common share and one share purchase warrant.  Each warrant entitles the holder to purchase one common share of the Company’s stock at $0.60 per share expiring two years from the date of issuance.

Note 14

Economic Dependence

During the nine month period ended August 31, 2007, the Company was economically dependent on two customers which accounts for 76% and 21% of total revenue, respectively.

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

We are an oil field and gas service company providing oilfield service equipment and services to oil and gas companies. Through Lexcore, we operate our activities relating to our coring units, providing oil and gas companies drilling services. Through Lexcoil, we operate two coiled tubing units. Through Nitro-Gen, we operate our nitrogen generation unit. Each of Lexcore, Lexcoil and Nitro-Gen is now generating revenues.

In April 2007, our Board of Directors appointed Elston Johnston as a director. Brent Nimeck, director and Chief Operating Officer, replaced Larry Kristof as President, CEO and CFO. On May 1, 2007 Larry Kristof resigned as our director.

Description of Property

In August 2007 we closed our Calgary office and moved our principal office to Brooks, Alberta.  Our properties are described as follows:

Brooks, Alberta

Our head office is located at 736 Second Avenue East, Brooks, Alberta T1R 0B8.

On February 23, 2006 we entered into an agreement to purchase a property in Brooks, Alberta for a purchase price of approximately $221,818.  The property is comprised of raw land and is approximately 8.2 acres.  We have paid approximately $222,000 for the property and formally took over possession and received title to the land in September 2007.

Results of Operations for the Nine Months ended August 31, 2007 compared to August 31, 2006

During nine months ended August 31, 2007, we realized total revenues of $1,912,778 compared to no revenues for the nine months ended August 31, 2006. The revenues during the nine months ended August 31, 2007 were generated pursuant to the Lexcore’s provision of coring units and crew to two customers, which respectively account for 76% and 21% of total revenues.

During nine months ended August 31, 2007, we incurred direct costs of $1,226,088 resulting in gross profits of $686,690, compared to no direct costs for the nine months ended August 31, 2006.  Our direct costs include all costs associated with the job such as labor costs, consulting fees on the job, materials used, and inspection fees.

We incurred a net loss for the nine months ended August 31, 2007 of $4,169,472, compared to a net loss of $846,679 for the same period in 2006.  The increase of $3,322,793 in net loss was a result of increased operational activities during the nine months ended August 31, 2007.  Our net loss per share was $0.19 for the nine months ended August 31, 2007 compared to $0.06 for the same period in 2006.

Our total expenses increased $4,010,082 to $4,861,884 for the nine months ended August 31, 2007 from $851,802 for the same period in 2006. The significant increase in total expenses was mainly due to increases in our day to day operating costs from our expansion and growth, promotion and marketing activities.

Our professional fees of $315,624 for the nine months ended August 31, 2007 consisted primarily of legal, accounting and auditing fees.  During the nine months ended August 31, 2006, our professional fees were $139,697. The increase of $175,927 in professional fees was due to additional legal and auditing services we required as a public company and from our expansion and growth.

Our management fees of $516,248 for the nine months ended August 31, 2007 consisted mainly of amounts paid to our current and former officers.  During the nine months ended August 31, 2006, our management fees were $148,574. The significant increase of $367,674 in management fees was due to increased salaries of our officers and additional management personnel hired in the nine months ended August 31, 2007.

Our consulting fees for the nine months ended August 31, 2007 increased by $384,345 to $422,616 as compared to $38,271 for the same period in 2006, because of increased payments to consultants during the nine months ended August 31, 2007.

We incurred director fees of $263,250 for the nine months ended August 31, 2007, compared to none for the same period in 2006, because of the issuance of 325,000 common shares as compensation for one year of a director’s services.

We spent $172,765 in promotion and marketing for the nine months ended August 31, 2007 compared to none for the same period in 2006, in order to promote and market our company and services.

Our other operational expenses increased $2,646,121 from $525,260 for the nine months ended August 31, 2006 to $3,171,381 for the nine months ended August 31, 2007. The increased was mostly due to our increased day to day operating costs, salaries and benefits, rent, depreciation, general office expenses and from our stock based compensation.

Results of Operations for the Three Months ended August 31, 2007 compared to August 31, 2006

During three months ended August 31, 2007, we realized total revenues of $129,528 compared to no revenues for the three months ended August 31, 2006. The revenues during the three months ended August 31, 2007 were generated pursuant to  provision of coring units and crew to two customers.

During three months ended August 31, 2007, we incurred direct costs of $229,573 resulting in gross loss of $100,045, compared to no direct costs for the three months ended August 31, 2006.  Our direct costs include all costs associated with the job such as labor costs, consulting fees on the job, materials used, and inspection fees.

We incurred a net loss for the three months ended August 31, 2007 of $1,706,872, compared to a net loss of $510,355 for the same period in 2006.  The increase of $1,196,517 in net loss was as a result of increased operational activities during the three months ended August 31, 2007.  Our net loss per share was $0.07 for the three months ended August 31, 2007 compared to $0.03 for the same period in 2006.

Our total expenses increased $1,097,002 to $1,610,067 for the three months ended August 31, 2007 as compared to $513,065 for the same period in 2006. The significant increase in total expenses was mainly due to increases in our day to day operating costs and consulting fees, depreciation and loss on disposal of equipment.

Our professional fees of $82,631 for the three months ended August 31, 2007 consisted primarily of legal, accounting and auditing fees.  During the three months ended August 31, 2006, our professional fees totaled $66,769.

Our management fees of $111,701 for the three months ended August 31, 2007 consisted mainly of amounts paid to our current and former officers.  During the three months ended August 31, 2006, our management expenses were $87,667. The increase of $24,034 in management fees was due to increased salaries of our officers and additional management personnel worked during the three months ended August 31, 2007.

Our consulting fees for the three months ended August 31, 2007 increased from $10,500 from the same period in 2006 to $329,989.  The reason for the significant increase was the issuance of stock compensation for our consultants.

We incurred no director fees for the three months ended August 31, 2007, and none for the same period in 2006, because of previous pre-payments to our current directors.

We have registered a refund of $9,047 in promotion and marketing expenses for the three months ended August 31, 2007 due to reaching a settlement on a marketing contract we decided to cancel.  For the same period in 2006, we had no expenses related to promoting and marketing our company and services.

Our other operational expenses increased $746,664 from $348,129 for the three months ended August 31, 2006 to $1,094,793 for the three months ended August 31, 2007.  The increase was mostly due to our stock based compensation, increased day to day operating costs, salaries and benefits, depreciation, loss on disposal of equipment, and general office expenses.

Plan of Operation

We plan to expand our business to offer a complete range of products and services for the entire lifecycle of oil and gas wells including exploration and development, production, operation, maintenance, refining and restoration of work sites.

Our plan for the next 12 months (beginning December 2007) is to do the following:

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

We anticipate that we will report revenues from our nitrogen generation in our next quarter.  Over the next 12 months beginning December 2007, if we are successful in raising sufficient capital, we intend to build additional five nitrogen generation units at an estimated cost of $1,730,000 per unit for total costs of approximately $8,650,000.

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

Shallow Gas Drilling

On October 2, 2007 we announced that our subsidiary, Lexcore Services has signed a shallow gas drilling contract. Lexcore's rigs has commenced its drilling contract which includes drilling a minimum of 25 wells.

Liquidity and Capital Resources

As of August 31, 2007, we had cash and cash equivalents of $179,200 and a working capital deficiency of $1,419,914.

Our accumulated deficit was $6,218,032 at August 31, 2007.  Our net loss of $4,169,472 for the nine months ended August 31, 2007 was mostly funded by our equity financing.  During the nine months ended August 31, 2007, we raised $1,544,533 in equity finance.  The decrease in cash during the nine months ended August 31, 2007 was $460,299.  The decrease was mainly due to the purchase of equipment and increased operational costs.

We used net cash of $1,900,155 in operating activities for the nine months ended August 31, 2007 and we used net cash of $184,775 in investing activities.  We received net cash of $1,772,633 from financing activities for the nine months ended August 31, 2007. During the nine months ended August 31, 2007 our monthly cash requirement was approximately $231,659, including $211,128 monthly in operating activities and $20,539 in investment activities.  At the end of the period as at August 31, 2007, we had cash and cash equivalents of $179,200.

We expect to require a total of approximately $11,852,000 to fully carry out our business plan over the next twelve months beginning December 2007. If we are successful in raising significant capital, we intend to build five more nitrogen generation units, complete the purchase of the Brooks property, and build a new manufacturing facility in Brooks, Alberta. Total cash requirements to complete those steps will be approximately $10,150,000 set out as follows:

Expense	Amount ($)
Complete the purchase of the Brooks property	40,000
New Manufacturing Facility in Brooks, Alberta	1,100,000
Lease down payments for coil tubing inventory	180,000
Build five Truck Mounted Nitrogen Generation Units	8,650,000
Costs associated with potential acquisitions and launch of Lexcoil	180,000
Total	10,150,000

For the next twelve months (beginning December 2007) our anticipated operational costs are summarized as follows:

Expense	Amount ($)
Current Accounts payable	927,000
Rent	165,000
Consulting Fees	100,000
Management Fees	100,000
Professional Fees	130,000
Research and Development	50,000
Marketing Expenses	90,000
Travel Expenses	50,000
Other Administrative Expenses	90,000
Total	1,702,000

Any future revenues we receive we plan to use towards covering our administrative and operating expenses. We require an additional $11,672,800 (total requirements of $11,852,000 less cash and cash equivalents of $179,200) to carry out our planned business operations and expansion over the next 12 months.

We registered, on a Form SB-2, declared effective on September 14, 2007, a total of 2,745,365 common shares, of which 600,000 were underlying warrants and options.

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

As of October 12, 2007 we are in the final stages of negotiating a loan for $750,000.

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

Known Material Trends and Uncertainties

As of August 31, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete summary of these policies is included in note 2 or 3 of the notes to our financial statements for the year ended November 30, 2006 and the nine months ended August 31, 2007.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES:

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS:

None.

ITEM 5.  OTHER INFORMATION:

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexington Energy Services Inc.
(Registrant)

/s/ Brent Nimeck
Date: October 17, 2007	Brent Nimeck
Director , President, Chief Executive Officer,
Chief Financial Officer