Form 10KSB
period 2007-11-30
LEXINGTON ENERGYSERVICES INC.
filed 2008-03-14
CIK 1357335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT

 For the fiscal year ended November 30, 2007

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

Commission file number 333-134175

LEXINGTON ENERGY SERVICES INC.
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

Bay A, 1115 48th Ave SE, Calgary, AB	T2G 1A7
(Address of principal executive offices)	(ZIP Code)

403-279-4550
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ¨

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10KSB or any amendment to Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No ☑

Issuer’s revenues for its most recent fiscal year: $2,743,344

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 7, 2008 (computed by reference to the closing price of the last sale recorded on the NASD OTC Bulletin Board of the common shares on such date): $2,500,000

Number of common shares outstanding at March 7, 2008:  26,138,669

i

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

General

Lexington Energy Services Inc. was incorporated as a Nevada corporation on March 30, 2005.  We are an oil field service company providing manufacturing and leasing of oilfield service equipment to oil and gas and other oil field service companies.  We have three wholly-owned subsidiaries, including Lexcore Services Inc. (“Lexcore”), which was incorporated as a Nevada company on April 28, 2006, Lexcoil Inc. (“Lexcoil”), which was incorporated as a Nevada company on October 3, 2006, and Nitro Gen Technologies Inc. (“Nitro Gen”), which was incorporated as an Alberta company (Canadian) on May 30, 2007. Lexcore operates our activities relating to leasing coring units.  Lexcoil operates our activities relating to coiled tubing services in well site operations. Nitro Gen operates our activities relating to our nitrogen generation unit.

We have only begun our operations and have had operational losses to date, as well as an accumulated deficit. As of November 30, 2007, we had net losses since inception in the amount of ($5,578,761).

Our principal offices are temporary located at Bay A, 1115 48th Avenue SE, Calgary, AB T2G 2A7.

Recent Developments

On January 15, 2008, our Board appointed Robert Rosner as our Chief Executive Officer following the resignation of Brent Nimeck as President and Chief Executive Officer. Since Mr. Nimeck’s resignation, current management’s primary activities have been involved in a significant reorganization of the Company’s operations, records and databases, regaining control of certain Company assets, and identifying and evaluating the current status of customer and supplier relationships. Current management is also resolving and investigating past transactions.   Current management expects that resolution of these

issues will continue for some period of time.  If we fail to resolve these issues satisfactorily within a reasonable period of time, our business  operations may be adversely affected.

Our Products and Services

Nitrogen Generation Unit

On May 30, 2007, we incorporated a wholly owned subsidiary, Nitro Gen Technologies Inc. (“Nitro Gen”), under the laws of the Province of Alberta, Canada, to operate our activities relating to the operations and business of our nitrogen generation unit.

We completed building a nitrogen generation unit, and we have started preliminary operations of this equipment. Nitrogen generation is a process which extracts the nitrogen content from atmospheric air and purifies it from its original content of 79% up to a purity of 99.5%.  The oil industry uses nitrogen in various applications. Nitrogen is an inert gas which does not allow corrosion and displaces oxygen from wells and other hydrocarbon based environments.  Removing the oxygen from these environments and wells eliminates the risk of causing a fire in a well or causing a surface explosion. In the case of “sour wells” which contain Hydrogen sulfide gas, nitrogen is used to displace oxygen. Removing oxygen from sour wells prevents corrosion of the well bore and downhole equipment.  Without nitrogen, sour wells can rapidly eat through steel in a couple of days, which can result in a major loss of assets to an oil company.  Nitrogen is used in many applications in the oil and gas services industry.  It is used to assist in well clean up or to enhance well flow rate. It is also used for removing fluids from well bores, purging vessels and pressure testing operations.

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

It is management's belief that the technology related to how oxygen is used to create nitrogen in our nitrogen generation unit is too commonly used and widely known to be patentable and therefore we do not own such technology. However, we received a notice from counsel for Pacific Consolidated Industries, LLC ("PCI"), giving us notice that PCI had obtained an injunction against Innovative Nitrogen Systems, LLC ("INS") (the company who built our Nitrogen Generation Unit) prohibiting INS from retaining, using or disclosing any of PCI's trade secrets or other confidential information.  In a letter to us dated March 6, 2007, PCI has alleged that some of its proprietary technology may have been used by INS in building our nitrogen generation unit, and that we are therefore prohibited in using the unit.  Based on a preliminary review of PCI's allegations, our management does not believe that PCI's injunction limits or curtails our ability to use or lease our nitrogen generation equipment.  Further details of this claim are described under the heading "Legal Proceedings".

Coiled Tubing Units

On October 3, 2006, we incorporated a wholly-owned subsidiary, Lexcoil Inc. (“Lexcoil”), as a Nevada corporation, through which we operate our coiled tubing services  We have recently commenced preliminary operations of our coiled tubing units. The tubing units are primarily used for well cleanouts to enhance or initiate production in oil or gas wells.

Lexcoil provides coiled tubing services by injecting coiled tubing into wells to perform various well servicing operations.  Coiled tubing units are usually used together with the appropriate support equipment to pump nitrogen, acid or air into wells in order to remove unwanted corrosive acids, solids, and fluids from the well or drill hole.  Coiled tubing units can also be used to set and remove tools and perform well abandonments.  A unit uses a continuous string of pipe that is inserted into a drill hole, to facilitate the use of specialized tools, stimulation fluids, and nitrogen pumping.  Our coiled units can provide tubing services for workover operations and shallow drill outs.  After stimulation treatment, the coiled tubing can be used to blow out the well with nitrogen which eliminates the need for swabbing.  Advantages of coiled tubing include speed of getting into and out of the well, and the ability to work on the well while it is still producing.

Our coiled tubing and nitrogen units are capable of providing well maintenance and workover applications.

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

As of March 7, 2008 we did not have any p-tanks available for lease or in production.

Coring Units

On April 28, 2006, we incorporated a wholly-owned subsidiary, Lexcore Services Inc. ("Lexcore"), as a Nevada corporation, through which we operate our activities relating to building and leasing coring units.  Through Lexcore we provide to oil and gas companies drilling services, including equipment rental and provision of personnel to operate the equipment.  The equipment we have designed and built will be suitable for use in a variety of drilling operations, including coring, geothermal, coal methane beds and shallow natural gas.

The Coring Units

We have plans to build two more coring units in the next 12 months.  We have not yet ordered any parts, but anticipate that we will do in the fall of 2008.  Each coring unit (including the two which we have completed) consists of four trucks, as follows:

•

Drilling Rig Unit.   This is the largest truck in the coring unit and is used to raise, lower and rotate the drill pipe in and out of the hole. It consists of a mud pump for circulating of drilling fluids. It is capable of handling all downhole drilling and coring tools, and is capable of drilling range 2 drill pipe and completions of wells with range 3 casing.

•

Pipe Handling System.  This truck is fully automated and used to feed drill pipe to the drilling rig.  Our pipe handling system is designed to carry up to 700 m of drill pipe.

•

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

•

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

A conventional coring unit would usually require six or seven trucks (two or three more trucks than our wireline coring unit) since the conventional method requires more equipment.   Because more trucks are needed, either more personnel are required, or several trips have to be made by some drivers. Also, with conventional coring the trucks are typically larger, and require bigger roads to be built to allow them access into remote areas.  In Alberta, most core samples need to be transported to Calgary for evaluation.  Coring in oil fields usually requires travel into remote areas, often areas so remote that roads need to be built to allow the coring unit to get there.  Once there, a coring unit must usually travel anywhere from 300 m to 2 km to obtain each core sample.  We believe that our wireline coring unit (consisting of only four trucks) will be attractive to oil companies because our units are smaller and require less fuel, less manpower and are able to use smaller roads than conventional coring units.

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

Environmental Law Compliance

As our business plan involves offering equipment for lease to oil and gas companies, we do not expect that we will be governed by the comprehensive federal, provincial and local laws that regulate the discharge of materials into the environment or otherwise relate to health and safety or the protection of the environment. Our well testing equipment has been developed to assist oil and gas companies in Western Canada to comply with "Guide 40  [http://www.eub.gov.ab.ca/bbs/products/guides/g40.pdf]: Pressure and Deliverability Testing - Oil and Gas Wells" as developed by the Alberta Energy and Utilities Board.  Guide 40 provides the requirements and recommended practices for pressure and deliverability testing of oil and gas wells.  We need to ensure that the equipment which we create assists our clients in meeting these regulations.  The Alberta Energy and Utilities Board is an independent, quasi-judicial agency of the Government of Alberta which regulates the safe, responsible, and efficient development of Alberta's energy resources.

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

Employees

We currently employ approximately six people at our Calgary office in the areas of management, operations, administration, and accounting. We also currently employ a team of 11 full time rig personnel who are currently working in Fort McMurray on a service contract though our subsidiary Lexcore.

Over the next 12 months, we anticipate that we will hire two to three more people in the areas of operations, media, publicity and marketing. We are also currently reviewing potential candidates to serve on our Board of Directors and join our executive management team.  Over the next 12 months, we hope to add at least two more directors to our Board.  If we are successful in raising additional capital to build more equipment and expand, we will likely hire skilled technical workers to assemble the equipment on a short term contract basis. We currently engage independent contractors in the areas of accounting, bookkeeping and legal services.

Risk Factors

Our current management is engaged in a reorganization of our operations and resolution of other issues relating to past transactions, customers, suppliers  and our assets, and failure to resolve these issues satisfactorily could adversely affect our business operations.

On January 15, 2008, our Board appointed Robert Rosner as our Chief Executive Officer following the resignation of Brent Nimeck as President and Chief Executive Officer. Since Mr. Nimeck’s resignation, current management’s primary activities have been involved in a significant reorganization of the Company’s operations, records and databases, regaining control of certain Company assets, and identifying and evaluating the current status of customer and supplier relationships.  The current management is also resolving and investigating past transactions.  Current management expects that resolution of these issues will continue for some period of time. If we fail to resolve these issues satisfactorily within a reasonable period of time, our business  operations may be adversely affected.

There is substantial uncertainty as to whether we will continue operations.

The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) the losses we incurred since our inception; and (ii) our dependence on sale of equity securities and receipt of capital from outside sources to continue in operation. We anticipate that we will incur increased expenses without realizing enough revenues. We therefore expect to incur significant losses in the foreseeable future. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, curtail or cease our operations.

If we do not obtain additional financing to fund our operations and development, we will be unable to complete all planned activities which could result in the failure of our business.

We will require significant expenditures of capital in order to continue our current operations, build two coring units, repayment of loans, and buy back our capital lease. We estimate the total costs will be approximately $7,000,000. We plan to obtain the necessary funds through private placements, a direct offering, bank loans or joint ventures with other companies. We may not be able to raise those amounts from our planned sources.

Obtaining additional financing will be subject to a number of factors including current and anticipated oil and gas prices, market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business.

A decline in or substantial volatility of oil and gas prices could adversely affect the demand for our services, which could mean a decrease in our revenues.

We anticipate that the demand for our services will be primarily determined by oil and gas prices and the related general production spending and level of drilling activity in Western Canada. Volatility or weakness in oil and gas prices (or the perception that oil and gas prices will decrease) will likely affect the spending patterns of our possible customers and may result in the drilling of fewer new wells or lower production spending on existing wells. This, in turn, could result in lower demand for our services and may cause lower rates and lower utilization of our well service equipment. A decline in oil and gas prices or a reduction in drilling activities could materially and adversely affect the demand for our services and could seriously decrease our revenues or prevent us from generating any revenues.

Competition within the well services industry may prevent us from becoming profitable.

The oil well services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis as well as several large companies that possess substantially greater financial and other resources than we do. Our larger competitors' greater resources could allow those competitors to compete more effectively than we can. The amount of equipment available may exceed demand, which could result in active price competition. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, recent market conditions have stimulated the reactivation of well servicing rigs and construction of new equipment, which could result in excess equipment and lower utilization rates in future periods.  This could decrease our revenues or prevent us from generating revenues or becoming profitable.

Our business is subject to environmental legislation and any changes in such legislation could negatively affect our results of operations.

The oil and gas industry is subject to many laws and regulations which govern the protection of the environment, health and safety and the management, transportation and disposal of hazardous substances. These laws and regulations may require removal or remediation of pollutants and may impose civil and criminal penalties for violations. Some of the laws and regulations authorize the recovery of natural resource damages by the government, injunctive relief and the imposition of stop, control, remediation and abandonment orders. The costs arising from compliance with environmental and natural resource laws and regulations may increase operating costs for both us and our potential customers. Any regulatory changes that impose additional environmental restrictions or requirements on us or on our potential customers could adversely affect us through increased operating costs and potential decreased demand for our services, which could have a material adverse effect on our results of operations.

Our business may be seasonal and influenced by weather patterns which could lower demand for our services and result in a decrease in revenues.

In Canada, the amount of oil and gas exploration and production activity is influenced by seasonal weather patterns.  In spring, wet weather can make the ground unstable, and result in road closures that restrict the movement of rigs and other heavy equipment, thereby decreasing activity levels. Also, some oil and gas producing areas are located in sections of the Western Canadian Sedimentary Basin that are inaccessible, other than during the winter, because the ground surrounding or containing the drilling sites in these areas consists of terrain known as muskeg.  Until the muskeg freezes, the terrain cannot be crossed to reach the drilling site.  Also, once rigs and other equipment have been moved to a drilling site, they may become stranded if the muskeg thaws unexpectedly. We believe that a severe change in weather patterns in western Canada could lower the demand for our services which could result in a decrease in revenues.

We do not have any patent protection for the design of our equipment which could prevent us from becoming profitable.

We believe part of our competitive edge is our unique equipment that combines existing technologies and equipment to create better performing equipment.  We have not sought and do not plan on seeking patent protection for our equipment or systems.  It may not be possible for us to obtain patent protection for many aspects of our equipment.  We cannot assure you that others will not independently develop substantially equivalent information and techniques. If other companies build and lease equipment which is similar or better to ours, we may not be able to find and maintain customers for our services, which could prevent us from becoming profitable.

The loss or lack of key management and technical personnel or our inability to attract and retain experienced technical personnel could adversely affect our ability to operate.

We currently depend, to a large extent on the efforts and continued services of Robert Rosner, our Chief Executive Officer and President, and Kelly Warrack, our Chief Financial Officer and Treasurer and other key management staff.  The loss of any one of these individuals or other key management staff could adversely affect our business operations.   The success of our development, production activities depends, in part, on our ability to attract and retain experienced petroleum operations manager and other key personnel.  From time to time, competition for experienced key personnel is intense.  If we cannot retain these personnel or attract additional experienced personnel, our ability to compete in this business may fail.

We are not insured against all potential risks.  We may incur substantial losses and be subject to substantial liability claims as a result of our operations.

We are not insured against all risks.  We ordinarily maintain insurance against various losses and liabilities arising from our operations in accordance with customary industry practices and in amounts that management believes to be prudent.  Losses and liabilities arising from uninsured and underinsured events or in amounts in excess of existing insurance coverage could have a material adverse effect on our business, financial condition or results of operations.  Our oil and gas services activities are subject to hazards and risks associated with drilling, pumping, producing and transporting can cause substantial losses resulting from:

-

environmental hazards, such as uncontrollable flows of fluids, gas or other pollution into the environment;

-

mechanical difficulties, such as stuck oil field equipment and tools, collapsed casing;

-

fires and explosions;

-

personal injuries and death;

-

regulatory investigations and penalties; and

-

natural disasters.

Any of these risks could have a material adverse effect on our ability to conduct operations or result in substantial losses to us.  We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented.  If a significant accident or other event occurs and is not fully covered by insurance, it could have a material adverse effect on our business, financial condition and results of operations.

Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.

If drilling activity continues to increase, particularly in the fields we operate, a general shortage of drilling rigs, field equipment and qualified personnel could develop.  As a result, the costs and delivery times of rigs, equipment and personnel could be substantially greater than in previous years.  Shortages of drilling rigs, field equipment or qualified personnel could delay, restrict or curtail our operations which could in turn, harm our operating results.

Failure of the Company’s internal control over financial reporting could harm its business and financial results.

The management of Lexington is responsible for establishing and maintaining effective internal control over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements would be prevented or detected on a timely basis.  Because of inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.  Failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and timely or to detect and prevent fraud.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Exchange Act which impose additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker-dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares.

We are exposed to currency exchange risk which could cause our reported earnings or losses to fluctuate.

Although we intend to report our financial results in US dollars, a portion of our sales and operating costs may be denominated in Canadian dollars. In addition, we are exposed to currency exchange risk on any of our assets that we denominate in Canadian dollars. Since we present our financial statements in US dollars, any change in the value of the Canadian dollar relative to the US dollar during a given financial reporting period would result in a foreign currency loss or gain on the translation of our Canadian dollar assets into US dollars. Consequently, our reported earnings or losses could fluctuate materially as a result of foreign exchange translation gains or losses.

We do not intend to pay dividends.

We have never paid any dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend.

Item 2. Description of Property.

Our properties are as follows:

Calgary, Alberta

Lexington’s head office is temporary located at Bay A, 1115 48th Avenue SE, Calgary, AB T2G 2A7.

Brooks, Alberta

On February 23, 2006 we entered into an agreement to purchase a property in Brooks, Alberta for a purchase price of $252,066. The property is comprised of raw land and is approximately 8.2 acres.  The purchase was completed in September 2007.

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

An officer of a subsidiary of the Company has claimed that he has been constructively dismissed at the end of December 2006 and seeks one year’s salary as compensation, which amounts to $238,176 (CDN$230,000).  The Company contends that the Vice-President voluntarily resigned.  There has been no liability recorded in the financial statements related to this contingency and any unfavorable settlement of this matter will be recorded in the period in which the contingency is resolved. The Company’s subsidiary received a Garnishee Order and paid $216,584 into court pending resolution of the claim.  Subsequent to the yearend, a settlement agreement was reached and resolved out of court.

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

The Company has been named in a counterclaim brought by the former President, Secretary and Treasurer of the Company through association.  Management of the Company believes the claim will not materially affect the Company.  The matter is between the former President, Secretary and Treasurer of the Company and the other party.  There has been no liability recorded in the financial statements relating to this contingency and any unfavourable settlement of this matter will be recorded in the period in which the contingency is resolved.

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

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

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
Sep 1 – Nov 30, 2007	$0.77	$0.16
Jun 1 – Aug 31, 2007	$0.61	$0.15
Mar 1, 2007 – May 31, 2007	$0.92	$0.40
Dec. 1, 2006 – Feb. 28, 2007	$1.66	$0.75

As of March 7, 2008, there were 26,138,669 common shares outstanding, held by approximately 214 shareholders of record.

Our transfer agent is Pacific Stock Transfer Company of Las Vegas, Nevada.

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

As at March 7, 2008, the Company had 26,138,669 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Section 15(g) of the Securities Exchange Act of 1934:

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Equity Compensation Plans

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights as of November 30, 2007.

----------------------------------------------------------------------------------------------------------------------

                                  (a)                                                        (b)                          (c)

----------------------------------------------------------------------------------------------------------------------

Plan category            Number of securities to be  Weighted-average exercise  Number of securities

                                  issued upon exercise of      price of outstanding              remaining available for

                                  outstanding options,            options, warrants and           future issuance under

                                  warrants and rights              rights                             equity compensation plans

                                                                                                                            (excluding securities

                                                                                                                        reflected in column (a))

----------------------------------------------------------------------------------------------------------------------

Equity compensation plans

approved by security holders

----------------------------------------------------------------------------------------------------------------------

Equity compensation plans not

approved by security holders        5,045,000                                 $.047

253,156

----------------------------------------------------------------------------------------------------------------------

Total                                              5,045,000

$0.47

253,156

----------------------------------------------------------------------------------------------------------------------

Recent Sales of Unregistered Securities

On October 24, 2007, we issued 1,103,000 shares of common stock at $0.50 per unit to investors for cash proceeds of $551,500, whereby each unit entitles the holder to 1 common share and 1 share purchase warrant exercisable at $0.60 per share.  The warrants expire October 26, 2009.

On October 29, 2007 we issued 50,000 common shares pursuant to a consulting agreement for services for $13,750.

On November 13, 2007, we issued 50,000 common shares pursuant to a consulting agreement for services for $22,500.

On November 23, 2007, we issued 100,000 common shares pursuant to consulting agreements for services for $26,000.

We did not employ an underwriter in connection with the issuance of the securities described above. The issuance of the foregoing securities was exempt from registration under Regulation S of the Securities Act.  Our other securities issuances were registered on one of the three Registration Statements on Form SB-2 that were declared effective during the past year.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

The statements contained in this annual report on Form 10KSB that are not historical are “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve a number of risks and uncertainties.

These forward-looking statements include, among others, the following:

-

our business and growth strategies;

-

our oil and gas service program estimates;

-

our ability to successfully find work for our operations;

-

our ability to develop our prospects, projects, programs, equipment;

-

anticipated trends in our business;

-

our future results of operations;

-

our liquidity and ability to finance our operations and development activities;

-

market conditions in the oil and gas service industry;

-

our ability to make and integrate acquisitions; and

-

the impact of environmental and other governmental regulation.

Forward-looking statements are typically identified by use of terms such as “may”, “will”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.

The forward-looking statements contained in this annual report are largely based on our expectations, which reflects estimated and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties tat are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this annual report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements

Background

Lexington Energy Services Inc. was incorporated as a Nevada corporation on March 30, 2005.  We are an oil field service company providing, through three wholly-owned subsidiaries, manufacturing and leasing of oilfield service equipment to oil and gas and other oil field service companies.  We have only begun our operations and have had operational losses to date, as well as an accumulated deficit. As of November 30, 2007, we had net losses since inception in the amount of ($7,578,761).

Our principal offices are temporary located at Bay A, 1115 48th Avenue SE, Calgary, AB T2G 2A7.

Recent Developments

On January 15, 2008, our Board appointed Robert Rosner as our Chief Executive Officer following the resignation of Brent Nimeck as President and Chief Executive Officer. Since Mr. Nimeck’s resignation, current management’s primary activities have been involved in a significant reorganization of the Company’s operations, records and databases, regaining control of certain Company assets, and identifying and evaluating the current status of customer and supplier relationships.  Current management is also resolving and investigating past transactions. Current management expects that resolution of these issues will continue for some period of time.  If we fail to resolve these issues satisfactorily within a reasonable period of time, our business operations may be adversely affected.

Results of Operations

We are a development stage corporation and we are dependent on our ability to generate revenue from our operations or to raise capital to sustain operations.  Since our fiscal year end of November 30, 2007, we received revenues of approximately $2,743,344pursuant to the drill programs through our subsidiary Lexcore, and preliminary operations through our subsidiaries Lexcoil and Nitro Gen.   At November 30, 2007, we generated revenues and had accumulated losses of $7,578,761 since our inception.

Results of Operations for the year ended November 30, 2007 and for the year ended November 30, 2006

During the year ended November 30, 2007, we generated $2,743,344 revenues and received interest income of $8,090. We incurred a net loss of ($5,530,201).  For the year ended November 30, 2006, we incurred a net loss of ($2,048,560). Our net loss per share was ($0.24) for the year ended November 30, 2007 and ($0.13) for the year ended November 30, 2006.

Our total expenses were $5,742,154 for the year ended November 30, 2007, including $406,950 in professional fees, $599,948 in management fees, $510,775 in consulting fees, $168,599 in promotion and marketing, $121,317 in travel, $861,800 in stock based compensation and $1,528,115 in general and administrative fees.  Our expenses for the year ended November 30, 2006 were $2,030,693. Our general and administrative expenses included office rent, office supplies, communication expenses (cellular, internet, fax, telephone), benefits, entertainment, vehicle expenses, courier and postage costs, salaries for our officers and for our administrative assistants.

Our professional fees of $406,950 for the year ended November 30, 2007 consisted primarily of legal, accounting and auditing fees as compared to $252,066.for the prior year ended November 30, 2006.

Our management fees of $599,948 for the year ended November 30, 2007 and $343,380 from the year ended November 30, 2006 consisted mainly of amounts paid to the fees paid to our operations officers and prior officers of the company.

Our consulting fees for the year ended November 30, 2007 were $510,775.  Our consulting fees for the year ended November 30, 2006 were $62,668.  During the period from our inception to November 30, 2007, we hired consultants in the areas of administration, bookkeeping, accounting, and for our operations. We also retained an attorney for the preparation of our registration statements, and an auditor to audit our financial statements.

Plan of Operation

We plan to grow our business to offer a complete range of products and services for the entire lifecycle of oil and gas wells including exploration and development, production, operation, maintenance, refining and abandonment.

Our corporate strategy for the next 12 months (beginning 2008) includes the following:

•

complete our drilling programs  through our coring division;

•

find new drilling programs through our coring division;

•

build 2 more coring units for Lexcore;

•

identify acquisitions which will benefit from having in-house construction capabilities and develop personnel and equipment in-house to meet market demands; and

•

create additional service lines to complement current operations;

•

find programs for our nitrogen unit;

•

repay our loan commitments

•

restructure and reorganize the Company; and

•

resolve and investigate past transactions.

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

Mobile Well Production Testing Units

We completed the construction on two mobile well production testing units. We sold one unit after August 31, 2006 for approximately $260,000 and second unit in November 2006 for approximately $378,000. We made a capital gain on the sale of $75,459.

As of March 7, 2007 we did not have any p-tanks available for lease or in production.

Nitrogen Generation Unit

We are currently negotiating the lease of our nitrogen generation unit. If we are successful in leasing the unit, we will apply the revenues to our general operating expenses.

Coring Units

If we are successful in raising additional financing, through Lexcore, we plan to build two more coring units at a cost of approximately $1,250,000 each in the fall of 2008.  We intend to direct revenues from our coring division towards our general and administrative expenses, labour and maintenance expenses for the drilling program, and for parts and labour to build more coring units.

New Facility

We had plans for Lexington to be headquartered in Brooks, Alberta. Brooks is located in the centre of Southern Alberta and accesses the largest areas of Alberta which extends into Saskatchewan and to the US border. We had intended to build a 10,000 square foot manufacturing and repair facility with a connected 2,000 square foot office space for our use and for possible lease to other companies, depending on how much space we need ourselves. This plan is temporary on hold.

On February 23, 2006 we entered into an agreement to purchase a property in Brooks, Alberta for a purchase price of $252,066. The property is comprised of raw land and is approximately 8.2 acres.  The purchase was completed in September 2007.

We are currently looking to lease a facility in Calgary, Alberta as our headquarters and office for all our wholly owned subsidiaries.

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

Our independent certified public accountants have stated in their report dated March 12, 2008 included herein, that we have incurred operating losses from our inception and that we are dependent upon our ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

Lexcore, Lexcoil and Nitro Gen, our wholly owned subsidiaries, received revenues of approximately $2,743,344.  Lexcore has a team of 11 full time rig personnel working on the project. The personnel are currently working in Fort McMurray. We anticipate we will continue providing services to our client until early or mid spring, 2008, depending on weather conditions.

As of November 30, 2007, we had a working capital deficit of $2,666,920.  Our accumulated deficit was $7,578,761 as at November 30, 2007. Our net loss of $7,578,761 from March 30, 2005 (inception) to November 30, 2007 was funded by a combination of our equity and debt financing.  During the year ended November 30, 2007, we raised $1,874,212 in equity finance.

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

By a registration statement on Form SB-2 declared effective on January 10, 2007, we registered 6,753,064 shares to be sold by selling shareholders.  Of those shares registered, 500,000 were shares underlying warrants and 910,000 were shares underlying options.  Since the effective date of the SB-2, 500,000 of those options or warrants have been exercised.

By a registration statement on Form SB-2 declared effective on September 14, 2007, we registered 2,745,365 shares to be sold by selling shareholders.  Of those shares registered, 450,000 were shares underlying warrants and 150,000 were shares underlying options.  Since the effective date of the SB-2, none of those options or warrants have been exercised.

As of November 30, 2007, we had approximately $8,149 in our bank accounts.  This is a decrease of $631,350 from November 30, 2006.  Our cash balance increased as a result of capital that we raised, less expenses we paid during the year ended November 30, 2007.  During this period we raised $1,874,212 in capital through share subscriptions.  During the period from December 1, 2005 to March 7, 2008 we raised capital pursuant to the following share issuances:

Period of Issuance	Number of Common Shares Sold	Price per Share	Total Proceeds
December 2005	460,000	$0.20	$92,000
February 2006	516,000	$0.50	$258,000

March 2006	1,155,930	$0.50	$575,965
April 2006	870,696	$0.50	$435,348
August 2006	2,567,952	$0.85	$2,182,759
October 2006	1,790,182	$0.85	$1,521,655
November 2006	1,176,470	$0.85[1]	$1,000,000
December 2006	484,642	$1.00	$484,642
December 2006	43,860	$0.50[2]	$21,930
December 2006	255,755	$0.85[1]	$217,392
January 2007	244,245	$0.85[1]	$207,608
February 2007	107,489	$0.50[2]	$53,745
February 2007	330,957	$1.00	$330,957
February 2007	20,000	$0.85[2]	$17,000
March 2007	255,000	$1.00	$255,000
March 2007	12,512	$0.50[2]	$6,255
March 2007	14,585	$0.75[3]	$10,939
March 2007	20,548	$0.73[3]	$15,000
April 2007	325,000	$0.81[3]	$263,250
April 2007	70,000	$0.71[3]	$49,700
April 2007	100,000	$0.70[3]	$70,000
May 2007	100,000	$0.47[3]	$47,000
May 2007	55,000	$0.55[3]	$30,250
July 2007	113,183	$0.40[3]	$45,273
July 2007	600,000	$0.40[3]	$240,000
September 2007	28,571	$0.35[3]	$10,000
October 2007	1,103,000	$0.50	$551,500

October 2007	55,000	$0.25[2]	$13,750
October 2007	50,000	$0.25[3]	$13,750
November 2007	50,000	$0.45[3]	$22,500
November 2007	50,000	$0.23[3]	$11,500
November 2007	100,000	$0.26[3]	$26,000
Total:			$9,080,668

1 Issued pursuant to the exercise of a convertible debenture.

2 Issued pursuant to the exercise of options or warrants.

3 Issued pursuant for services rendered or to be rendered

If we are successful in raising significant capital, over the next twelve months beginning March 1, 2008 we intend to build two additional coring units, buy out our capital leases, repay our loan commitments. Total cash requirements to complete those steps will be approximately $7,000,000 set out as follows:

Expense	Amount ($)
Repayment of loan commitments	750,000
Working capital	1,200,000
Buy out capital leases	1,500,000
Build two Coring/Drilling Rigs	2,500,000
Professional Fees	250,000
General and Administrative Expenses	800,000
Total	7,000,000

The administrative expenses will consist of marketing and promotion, tradeshow costs, salaries, leases, travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, telephone), benefits, office supplies, courier and postage costs and office equipment.

Any money currently in our bank accounts will likely to applied to our accounts payable.  Any future revenues we receive we plan to use towards covering our administrative and operating expenses.   We require an additional $7,000,000 to carry out our planned business operations and expansion over the next 12 months. We intend to try to obtain this financing through a combination of bank financing and equity investment through the sale of our common shares. Currently none of our assets are encumbered by any loans and we are in the process of contacting banks to determine what type of bank financing is available and on what terms.  We are active in contacting broker/dealers in the US and elsewhere regarding possible financing arrangements.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Known Material Trends and Uncertainties

As of March 7, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In view of the uncertainties concerning our continued existence as a going concern, our management plans to mitigate the effect of such conditions, management intends to take the following steps in the event that we are not able to raise sufficient funds to meet the needs of our business plans:

?

negotiate with suppliers to delay deposit due dates;

?

lease some equipment as individual pieces, as opposed to entire units, if we are unable to build and purchase the entire units; and

?

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in the notes to our financial statements as of November 30, 2007. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Foreign Currency Translation

Our functional currency is the Canadian dollar and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars, in accordance with Statement of Accounting Standards ("SFAS") No. 52 “Foreign Currency Translation,” using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. We have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Item 7. Financial Statements.

Our consolidated financial statements for the year ended November 30, 2007, together with the Report of Independent Registered Public Accounting Firm thereon, are included at the end of this report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Change of audit firm for the 2007 year end financial statements.

On February 15, 2008, our board of directors determined that the Company should not renew its engagement of the independent accounting firm,  Amisano Hanson Chartered Accountants in connection with the audit of the consolidated financial statements for the year ended November 30, 2007.  The board of directors determined to engage a firm based in Saint Louis, Missouri.

Amisano Hanson’s report on the consolidated financial statements for the year ended November 30, 2006 did not contain an adverse opinion or disclaimer of opinion.  Such report was not qualified or modified as to uncertainty, audit scope, or accounting principles.

To the knowledge of the Company, during the two fiscal years ended November 30, 2006 and 2005, and from such date to the date of this report, there have been no disagreements between us and Amisano Hanson, on any matter of accounting principals or practices, financial statement disclosure or auditing scope of procedure which disagreements, if not resolved to the satisfaction of Amisano Hanson, would have caused it to make a  reference  to the subject matter of the  disagreement(s)  in  connection  with its  report.  There were no "reportable events"  (as  defined in Item  304(a)(v)  of  Regulation  S-K) that occurred within the Registrant's two most recent fiscal years.

We have requested a letter from Amisano Hanson, addressed to the Securities and Exchange Commission to attach as an exhibit to the Form 8-K to be filed with respect to our change of independent auditors.  Because the company owes Amisano Hanson approximately $12,500, Amisano Hanson advised that they will not entertain working on the Form 8-K until payment is received in full.  This has delayed us in our filing of the Form 8-K.

We have engaged a new independent accounting firm, Gruber & Company LLC (Saint Louis, Missouri), to audit our consolidated financial statements for the year ended November 30, 2007.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2007, being the date of our fiscal year end covered by this Annual Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

During our fiscal year ended November 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)	The following table sets forth the name, age, and position of the executive officers and directors of Lexington as of March 7, 2008.

Name	Age	Position
Robert Rosner	43	Director, President, Chief Executive Officer
Kelly Warrack	40	Director, Treasurer, Chief Financial Officer

Elston Johnston	56	Director, Secretary

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

Larry Kristof acted as our President and Chief Executive Officer since October 1, 2005,  and on March 31, 2006 was appointed as our Chief Financial Officer, Treasurer and Principal Accounting Officer.  Mr. Kristof resigned April 20, 2007 as officer of the Company and resigned May 1, 2007 as director of Lexington.  On May 1, 2007, he also resigned as officer and director of our subsidiaries, Lexcore and Lexcoil.

Brent Nimeck assumed the role of President and Chief Executive Officer when Larry Kristof resigned.  He was appointed as our Senior Vice President of Operations on October 20, 2005 and was appointed secretary on October 3, 2006.  He was appointed Chief Operating Officer January 23, 2007.  Mr. Nimeck resigned on January 15, 2008 as officer and director of Lexington and all of its wholly-owned subsidiaries.

Robert Rosner, President and Chief Executive Officer

Robert Rosner has acted as our President, Chief Executive Officer and director since January 15, 2008. Since August 2003, Robert Rosner was involved with Wataire International Inc. as officer and director.  He has served as Secretary, President and currently, the Chief Executive Officer and Director of Wataire International Inc., a Washington corporation that markets and distributes atmospheric water generator machines for commercial and residential use.  From 1999 to 2003, Mr. Rosner was the President of Gulf Coast Oil & Gas, an oil & gas company. Prior to that, Mr. Rosner was the President and Director of Nio Gold Mining Corp. and was the President and Director of Fortuna Ventures Inc.

Kelly Warrack, CMA , Treasurer and Chief Financial Officer

Kelly Warrack has acted as our Chief Financial Officer since October 31, 2007 and has acted as our Treasurer since January 15, 2008.  Kelly has been our director since November 28, 2007.  For the past five years, Kelly Warrack has served as Vice President, Finance, of Metalworks Canada, a Calgary, Alberta based manufacturer of metal products for industrial, commercial and residential use.  In that capacity, Mr .Warrack has been responsible for overseeing all financial affairs of the company.  For the past two years, Mr. Warrack has also served as Controller of Impact Drilling Ltd., a Calgary, Alberta based oil & gas drilling firm with over 100 employees.   Mr. Warrack is a Certified Management Accountant, a designation he has held since 1991.

Elston Johnston, PEng, Secretary

Elston Johnston has acted as our Secretary since January 15, 2008.  He has been our director since April 2, 2007.  Elston Johnston has been an active professional engineer and a consultant in the areas of commercial/industrial fire protection and loss prevention for the past thirty years. He obtained a B.Sc.E.E. from the University of New Brunswick in 1976 and is a member of the Association of Professional Engineers in both British Columbia and Alberta (APEGBC & APEGGA).  From January 1997 to July 2003, Mr. Johnston served as a director of Rock Resources Inc., a junior mineral mining company whose shares are traded on the TSX Venture Exchange.  Since March 1996, Mr. Johnston is a director of Adanac Moly Corp., a junior mineral mining company whose shares are traded on the TSX Venture Exchange.  Since January 1995, Mr. Johnston is a director of Global Tree Technologies Inc., a resource company whose shares are traded on the TSX Venture Exchange.  Mr. Johnston is the owner, president and director for Ironstone Engineering Inc. since December 1997 where he provides fire protection and loss prevention engineering services.  From June 1977 to May 2001, Mr. Johnston was the Loss Prevention Specialist Engineer for F.M. Global Insurance.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by Lexington to become directors or executive officers.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

•

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board of Directors and Its Committees

The Board of Directors met in person or via telephone regularly during our fiscal year ended November 30, 2007.  Each member of the Board of Directors attended at least 75% of the meetings.  The Board of Directors currently does not have a nominating committee or a compensation committee.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors.  Our Board of Directors has determined that we do not have an “audit committee financial expert”, as defined in the rules and regulations of the Securities and Exchange Commission, on our Board of Directors carrying out the duties of the Audit Committee.  Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of Lexington and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

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

Item 10. Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Executive Officers who held this position during the year ended, November 30, 2007 and each other executive officer whose total cash compensation exceeds $100,000:

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payout(s)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
		$	$	$	$	(#)	$	$
Robert Rosner (6)	2007 (5)	0	0	0	0	0	0	0
Kelly Warrack (7)	2007 (5)	3,099	0	0	0	100,000	0	0
Larry Kristof (1)	2007 (5)		0	0	0	0	0	0
	2006 (2)	122,735	50,000	0	0	400,000	0	0
	2005 (3)	10,000	0	0	0	250,000	0	0
Brent Nimeck (4)	2007 (5)		0	0	0	0	0	0
	2006 (2)	102,212	50,000	0	0	400,000	0	0
	2005 (3)	5,000	0	0	0	250,000	0	0

(1)

Larry Kristof was appointed as Chief Executive Officer on October 1, 2005 and resigned on April 20, 2007.

(2)

For the year ended November 30, 2006

(3)

For the period from Inception (March 30, 2005) to November 30, 2005

(4)

Brent Nimeck is our Senior VP of Operations and was appointed our Secretary on October 3, 2006 and our Chief Operating Officer on January 23, 2007; He assumed as President and CEO on April 20 2007 and resigned January 15, 2008

(5)

For the year ended November 30, 2007

(6)

Robert Rosner was appointed as President and CEO on January 15, 2008

(7)

Kelly Warrack was appointed CFO on October 31, 2007 and Treasurer on January 15, 2008

Option Grants in the Last Fiscal Year

The following table sets forth the stock options that were granted to the named executive officers in fiscal year 2007.

	Number of	% of Total Options	Exercise or
	Securities Underlying	Granted to Employees	Base price	Expiration
Name	Options Granted (#)	In fiscal year 2007	($/sh)	Date

Kelly Warrack	100,000	3.60%	$0.25	Nov 01 08

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information concerning unexercised stock options held by the named executive officers as of November 30, 2007.  None of the named executive officers exercised any of their stock options during the period from inception (March 30, 2005) to November 30, 2007.

Number of Securities
	Underlying Unexercised	Value of Unexercised
	Options at 2007 Fiscal	In the Money Options
	Year end	At 2007 Fiscal Year End ($)(1)
Name	Exercisable/Unexercisable	Exercisable/Unexercisable

Kelly Warrack	100,000/0	$25,000/0
Larry Kristof	400,000/250,000	$200,000/0
Tannisah Kruse	0/250,000	$0/0
Brent Nimeck	400,000/250,000	$200,000/0

 (1)

The calculation of the value of unexercised options held by the named executive officers is based upon the average sales of our unregistered stock at prices of $0.25 per share in December 2007.

Employment Agreements

On October 1, 2005, we entered into a management agreement with Larry Kristof as President and Chief Executive Officer, and on June 1, 2006 this was replaced by an employment agreement.  The employment agreement provided that Mr. Kristof receive a monthly salary of approximately $7,200 per month, an increase of $2,200 per month more than the initial agreement.  Under the employment agreement, Mr. Kristof also received a monthly car allowance of approximately $1,280 per month.  On December 4, 2006, we issued a cash bonus of $50,000 to Mr. Kristof for his services.  On March 6, 2006, we entered into a new employment agreement which replaced the agreement dated June 1, 2006.  The new employment agreement provided that Mr. Kristof receive a monthly salary of approximately $18,900, an increase of $11,700 per month.  Mr. Kristof no longer received a monthly car allowance.  In addition, Mr. Kristof received 500,000 options to purchase our common shares at a price of US$0.85 per share, good for two years, or until his position with us is terminated, whichever occurs earlier.

On October 1, 2005, we entered into a management agreement with Tannisah Kruse as Chief Financial Officer, Secretary and Treasurer.  Ms. Kruse resigned these positions on March 28, 2006.  We entered into a settlement agreement with Ms. Kruse relating to her resignation. The key terms of the settlement agreement were:

•

Ms. Kruse was allowed to retain her options to purchase 250,000 shares at an exercise price of $0.10 per share, exercisable until October 1, 2007;

•

Ms. Kruse was allowed to sell 4,750,000 shares in a private transaction;

•

Lexington agreed to register on Form SB-2 250,000 of the remaining 500,000 shares Ms. Kruse owns; and

•

both parties agreed to release each other from any claims.

On October 20, 2005, we entered into a management agreement with Brent Nimeck as Senior Vice-President of Operations, and on June 1, 2006 this was replaced by an employment agreement.  The new agreement provided that Mr. Nimeck receive approximately $5,400 per month. On December 4, 2006, we issued a cash bonus of $50,000 to Mr. Nimeck for his services.

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

On August 15, 2006, our subsidiary Lexcore entered into an employment agreement to hire Denis Desrosiers as its Drilling Rig Supervisor to oversee operation of drilling rigs.  He is entitled to receive an annual salary of approximately $108,000. He also received 25,000 options to purchase common stock at $0.85 per share, exercisable for a period of two years.  His contract may be cancelled on 30 days notice.  Mr. Desrosiers resigned on December 7, 2007.

On October 31, 2007, the Company entered into a management consulting agreement with Kelly Warrack regarding his services to the Company as consultant and as Chief Financial Officer. Pursuant to that agreement, the Company will compensate Mr. Warrack $3,000 per month during the term of the Agreement.  Additionally, the Company will issue to Mr. Warrack 200,000 S-8 shares and 100,000 S-8 stock options with an exercise price of $0.25.  Mr. Warrack’s options will cease to be exercisable on expiration of the agreement, by 30 days following the termination of the Agreement without cause, or immediately following termination of the agreement for cause.  The term of the agreement is effective as of October 1, 2007 and will end after September 30, 2008 unless otherwise extended by written agreement of the parties. The agreement may be terminated by either party without cause by giving 60 days notice, or immediately if a curable default is uncured for ten days or is incurable.

We have not entered into any management consulting agreement or employment agreement with Robert Rosner, our Chief Executive Officer and President.  Mr. Rosner was provided 350,000 S-8 shares as partial payment towards his remuneration.

Compensation of Directors

None of our directors received compensation for their service as directors during the fiscal year ended November 30, 2007, other than what has been disclosed elsewhere in this report..

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Termination of Employment and Change of Control Arrangements

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the ownership, as of March 7, 2008, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 7, 2007, there were 26,138,669 common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common	Larry Kristof (1) Suite 1205 – 207 West Hastings St. Vancouver, BC V6B 1H7	3,453,743 (2)	13%
Common	Brent Nimeck (3) PO Box 1000 Brooks, AB T1R 1B8	4,150,000 (4)	15.64%
Common	Inter-Orient Developments Limited. 120 Sun Hey Mansion 68 Hennessy Rd Wanchai, Hong Kong	1,500,000	5.74%
Common	Robert Rosner (5) 300 Warner Center, 21550 Oxnard St Woodland Hills, CA 91367	350,000	1.34%
Common	Kelly Warrack (6) Bay A, 1115 48th Ave SE Calgary, AB T2G 2A7	345,483 (7)	1.32%
Common	Elston Johnston (8)	1,750,000	6.27%
	Directors and officers as a group	1,620,483	8.74%

34

(1)

Larry Kristof , former director, President, CEO and CFO of Lexington.

(2)

Includes:

a.

3,053,743 owned by 0770987 B.C. Ltd., a company over which Mr. Kristof has voting and investment control (although he disclaims beneficial ownership);

b.

options to purchase, 150,000 common shares at a price of $0.50 until April 5, 2008 and 250,000 common shares at a price of $0.50 until May 17, 2008.

 (3)

Brent Nimeck, former director, President, CEO, Chief Operating Officer and Senior VP, Operations of Lexington.

(4)

Includes:

a.

100,000 common shares in Mr. Nimeck's name;

b.

3,650,000 common shares held by Greystone Holdings Ltd., a company controlled by Brent Nimeck; and

c.

150,000 options to purchase shares at $0.50 until April 5, 2008, 250,000 options to purchase shares at $0.50 until May 17, 2008.

(5)

Robert Rosner, director, President and CEO of Lexington

(6)

Kelly Warrack, director, Treasurer and CFO of Lexington

(7)

Includes 100,000 options to purchase at $0.25 until October 31, 2008

(8)

Elston Johnston, director, Secretary of Lexington, holds 600,000 options to purchase at $0.50 until Sep 28, 2009; 150,000 options to purchase at $0.50 until Apr 5, 2008; and 675,000 options to purchase at $0.50 until May 15, 2009

Changes In Control

There are currently no arrangements which would result in a change in control of Lexington.

Item 12. Certain Relationships and Related Transactions.

During the fiscal year ended November 30, 2007, we entered into the following transactions in which certain of our officers or directors have a direct or indirect material interest.

In 2006, we entered into two agreements to lease out part of our mobile p-tanks with companies partly owned and controlled by our former Chief Operating Officer, and both agreements have been terminated by mutual agreement.  On January 5, 2006, Southern Well Testing Ltd., a company controlled by our former director and Chief Operating Officer, Brent Nimeck, entered into an agreement with us whereby it agreed to lease a p-tank for 48 months for $6,105 per month commencing on June 1, 2006, or later if the p-tank was not ready by then.  On November 1, 2006, both parties agreed to terminate the agreement, effective immediately, with no penalty or costs to be paid by either party.

Southern Well Testing (2005) Ltd., also partly owned and controlled by our former director Brent Nimeck, entered into an agreement with us on February 3, 2006 to lease a p-tank mobile testing unit on similar terms. The agreement, which will become effective once we have completed and insured the p-tank, provides for the lease of a p-tank mobile testing unit for 48 months for $6,105 per month commencing on July 1, 2006 or the first of the month following the month in which the p-tank is made available by us to the customer.  In November 2006, both parties agreed to terminate the agreement, effective immediately, with no penalty or costs to be paid by either party.

On February 7, 2007, we entered into a non binding letter of intent to acquire the assets of both of Southern Well Testing Ltd. and Southern Well Testing (2005) Ltd.  Both companies are partly owned and managed by Brent Nimeck, who was also our former Chief Operating Officer and a director on our Board of Directors.  We have stopped all negotiations to acquire the assets of these companies.

In addition, during the year we have discontinued our negotiations to lease our Nitrogen generation unit to Nitro-Gen Technologies Group Inc., a company partly owned and run by Brent Nimeck, our former Chief Operating Officer and director on our Board. We decided to commence preliminary operations the nitrogen generation system ourselves through our wholly owned subsidiary, Nitro Gen.

During the year, we have used services provided by companies partly owned, associated and/or run by Brent Nimeck, our former Chief Operating Officer and director on our Board.  These companies include, but not limited to Southern Well Testing Ltd., Southern Well Testing (2005) Ltd., Southern Coil Services Ltd., Nitro-Gen Technologies Group Inc., Brentcan Industries Ltd., Shift Restaurant, Clean P Vac & Wash Services, Integrity Towing Solutions Inc, and Integrity Heavy Hauling Services Inc.

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

Item 13. Exhibits.

Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate (Articles) of Incorporation as filed with the Nevada Secretary of State on March 30, 2005 (1)
3.2	Certificate of Amendment to Articles of Incorporation filed September 30, 2005 (1)
3.3	Certificate of Amendment to Articles of Incorporation filed January 11, 2006 (1)
3.4	Bylaws (1)
10.1	P-tank Lease Agreement between Lexington and Southern Well Testing Ltd. dated January 5, 2006 (1)

10.2	P-tank Lease Agreement between Lexington and Southern Well Testing (2005) Ltd. dated February 3, 2006 (1)
10.3	Real Estate Purchase Contract between Lexington and Jackson Cattle Co. Ltd. dated February 3, 2006 (1)
10.4	Douglas Blackman Management Agreement dated November 17, 2005 (1)
10.5	Larry Kristof Management Agreement dated October 1, 2005 (1)
10.6	Tannisah Kruse Management Agreement dated October 1, 2005 (1)
10.7	Brent Nimeck Management Agreement dated October 20, 2005 (1)
10.8	Settlement Agreement with Tannisah Kruse dated March 31, 2006 (1)
10.9	Larry Kristof Employment Agreement (2)
10.10	Brent Nimeck Employment Agreement (2)
10.11	Nitrogen Generation Unit Invoice dated June 23, 2006 (2)
10.12	Drilling Rig 1 Invoice (2)
10.13	Drilling Rig 2 Invoice (2)
10.14	Addendum to Real Estate Purchase Agreement with Jackson Cattle Co. Ltd. (2)
10.15	Agreement to purchase Horizontal Separator from Bromley Mechanical Services (2)
10.16	Amendment dated August 2, 2006 to Real Estate Purchase Agreement with Jackson Cattle Co. Ltd. (3)
10.17	Letter of Intent dated August 2, 2006 with Laricina Energy Ltd. (4)
10.18	Sub-lease Agreement with First Truck Centre (Edmonton) Inc. (3)
10.19	Amendment to Real Estate Purchase Agreement with Jackson Cattle Co. dated August 31, 2006 (4)
10.20	Doug Chernesky Employment Agreement (4)

10.21	Virgil Cuerrier Employment Agreement (4)
10.22	Denis Desrosiers Employment Agreement (4)
10.23	Secured Convertible Debenture Purchase Agreement dated November 6, 2006 (5)
10.24	Secured Convertible Debenture Purchase Agreement dated November 7, 2006
10.25	Notice of Conversion under Convertible Debenture dated November 6, 2006 (5)
10.26	Notice of Conversion under Convertible Debenture dated November 7, 2006 (5)
10.27	Addendum to Real Estate Purchase Contract between Lexington and Jackson Cattle Co. Ltd. dated November 30, 2006 (5)
10.28	Agreement to terminate p-tank lease agreement dated November 1, 2006 (5)
10.29	Agreement to terminate p-tank lease agreement dated December 19, 2006 (5)
10.30	Director Agreement, dated April 2, 2007, between the Company and Elston Johnston (6)
10.31	Vehicle Finance Lease Agreement, dated May 24, 2007, between the Company and Rocket Leasing (6)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(1)

Included as exhibits on our Form SB-2 filed May 16, 2006.

(2)

Included as exhibits on our Form SB-2 filed July 7, 2006.

(3)

Included as exhibits on our Form SB-2 filed August 9, 2006.

(4)

Included as exhibits on our Form SB-2 filed September 1, 2006.

(5)

Included as exhibits on our Form SB-2 filed December 21, 2006.

(6)

Included as an exhibit on our Form 10-QSB filed July 23, 2007.

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

	Year Ended
	November 30,	November 30,
	2007 (1)	2006
Audit Related Fees	$ 75,000	$ 50,000
Tax Fees	0	0
All Other Fees	0	0
Total	75,000	50,000

(1) estimated.

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in Fiscal 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Energy Services Inc.
(Registrant)

/s Robert Rosner
Date: March 14, 2008	Robert Rosner
Director , President, Chief Executive Officer

/s/ Kelly Warrack
Date: March 14, 2008	Kelly Warrack
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Rosner	President, Chief Executive	March 14, 2008
Robert Rosner	Director

/s/ Kelly Warrack	Treasurer Chief Financial Officer and, Director	March 14, 2008
Kelly Warrack

/s/ Elston Johnston	Director	March 14, 2008
Elston Johnston

LEXINGTON  ENERGY  SERVICES  INC.

(A Development Stage Company)

CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES

NOVEMBER 30, 2007

42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

We have audited the accompanying balance sheet of Lexington Energy Services, Inc. and Subsidiaries, a developmental stage enterprise, as of November 30, 2007 and 2006, and the related statements of operations, stockholders equity and cash flows for the periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexington Energy Services, Inc. and Subsidiaries at November 30, 2007 and 2006 and the results of its’ operations and its’ stockholders equity and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC Saint Louis, Missouri

March 12, 2008

LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

 (Stated in US Dollars)

		November 30,
ASSETS		2007	2006

Current
Cash and cash equivalents		$ 8,149	$ 639,499
GST receivable		42,629	241,764
Prepaid expenses		56,432	36,193
Account receivables		650,473	-
Deposits		238,176	1,360,459
		995,859	2,277,915

Due from related parties		-	38,218
Property & Equipment		7,001,631	3,249,779
Land		252,066	175,438

		$ 8,249,556	$ 5,741,350

LIABILITIES
Current
Accounts payable and accrued liabilities		$ 1,362,462	$ 1,246,921
Due to related parties		671,365	-
Loan payable		759,298	-
Current portion of obligations under capital lease		869,654	-

		3,662,779	1,246,921

Obligations under capital lease		2,157,128	-

		5,819,907	1,246,921

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital stock
Authorized:
20,000,000	preferred shares with a par value of $0.0001
100,000,000	common shares with a par value of $0.0001
Issued:
25,391,577	common shares (2006: 20,802,230 common shares)	2,539	2,080
Additional paid-in capital		10,280,084	6,294,047
Stock subscriptions received		-	279,317
Accumulated other comprehensive loss		(274,213)	(32,455)
Deficit accumulated during the development stage		(7,578,761)	(2,048,560)

		2,429,649	4,494,429

		$ 8,249,556	$ 5,741,350

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Stated in US Dollars)

			March 30,
			2005 (Date of
	For the twelve months ended		Inception) to
	November 30,		November 30,
	2007	2006	2007
Revenue
Sales, net	$ 2,743,344	$ -	$ 2,743,344
Cost of sales	(1,987,371)	-	(1,987,371)

Gross Profit	755,973	-	755,973

Expenses
Consulting fees	510,775	62,668	573,443
Depreciation	896,164	13,733	911,551
Director fees – Note 5	263,250	-	263,250
General and administrative	1,528,115	332,491	1,866,542
Investor relations	223,500	-	223,500
Management fees – Note 5	599,948	343,380	970,102
Professional fees	406,950	252,066	695,952
Promo and marketing	168,599	535,826	706,892
Rent	161,736	94,637	256,373
Stock based compensation	861,800	56,400	918,200
Travel	121,317	339,492	464,156
	5,742,154	2,030,693	7,849,961

Loss before other items	(4,986,181)	(2,030,693)	(7,093,988)

Other items:
Interest income	8,090	8,788	16,878
Interest expense	(214,691)	(25,000)	(239,691)
Gain on disposal of equipment	-	75,459	75,459
Loss on disposal of equipment	(337,419)	-	(337,419)
	(544,020)	59,247	(484,773)

Net loss for the period	(5,530,201)	(1,971,446)	(7,578,761)

Foreign currency translation adjustment	(241,758)	(32,455)	(274,213)

Comprehensive loss for the period	$ (5,771,959)	$ (2,003,901)	$ (7,852,974)

Basic and diluted loss per share	$ (0.25)	$ (0.13)

Weighted average number of shares outstanding	23,168,000	15,364,000

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period March 30, 2005 (Date of Inception) to November 30, 2007

(Stated in US Dollars)

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

…/cont’d

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

Continued

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period March 30, 2005 (Date of Inception) to November 30, 2007

(Stated in US Dollars)

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

…/cont’d

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES, INC AND SUBSIDIARIES

Continued

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period March 30, 2005 (Date of Inception) to November 30, 2007

(Stated in US Dollars)

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

…/cont’d

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES, INC AND SUBSIDIARIES

Continued

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period March 30, 2005 (Date of Inception) to November 30, 2007

(Stated in US Dollars)

	Common Stock				Accumulated
			Stock	Additional	Other
	Number of		Subscriptions	Paid-in	Comprehensive	Deficit
	Shares	Amount	Received	Capital	Loss	Accumulated	Total

Subtotal	23,955,006	2,395	-	8,659,678	(32,455)	(2,048,560)	6,581,058
Issuance of common stock for services	28,571	3	-	9,997	-	-	10,000
- at $0.35 per share at September 12, 2007
Issuance of common stock for cash	1,103,000	110	-	551,390	-	-	551,500
- at $0.50 per unit at October 24, 2007
Issuance of common stock pursuant to stock options	55,000	6	-	13,744	-	-	13,750
- at $0.25 per share at October 29, 2007
Issuance of common stock for services	50,000	5	-	22,495	-	-	22,500
- at $0.45 per share at October 29, 2007
Issuance of common stock for services	50,000	5	-	19,995	-	-	20,000
- at $0.40 per share at November 13, 2007
Issuance of common stock for services	50,000	5	-	11,495	-	-	11,500
- at $0.23 per share at November 21, 2007
Issuance of common stock for services	100,000	10	-	25,990	-	-	26,000
- at $0.26 per share at November 23, 2007
Stock based compensation	-	-	-	861,800	-	-	861,800
Fair value of detachable warrants issued	-	-	-	103,500	-	-	103,500
Foreign currency translation adjustment	-	-	-	-	(241,758)	-	(241,758)
Net loss for the period	-	-	-	-	-	(5,530,201)	(5,530,201)

Balance, November 30, 2007	25,391,577	$ 2,539	$ -	$ 10,280,084	$ (274,213)	$ (7,578,761)	$ 2,429,649

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Stated in US Dollars)

			March 30,
			2005 (Date of
	For the twelve months ended		Inception) to
	November 30,		November 30,
	2007	2006	2007

Operating Activities
Net loss for the period	$ (5,530,201)	$ (1,971,446)	$ (7,578,761)
Adjustments to reconcile loss to cash used by operating activities:
Depreciation	896,164	13,733	911,551
Warrants issued for investor relations	103,500	-	103,500
Shares issued for services	867,667	-	867,667
Stock based compensation	861,800	56,400	918,200
Loss on sale of equipment	337,419	-	337,419
Gain on sale of equipment	-	(75,459)	(75,459)
Changes in non-cash working capital items:
GST receivable	197,771	(243,338)	(39,050)
Prepaid expenses and refundable deposits	(30,070)	(32,637)	(65,523)
Accounts receivable	(671,288)	-	(671,288)
Deposits	(245,798)	-	(245,798)
Accounts payable and accrued liabilities	149,667	1,272,359	1,396,094
	2,466,832	991,058	3,437,313

Cash flows used in operating activities	(3,063,369)	(980,388)	(4,141,448)

Investing Activities
Equipment deposit	1,360,459	(1,360,459)	-
Purchase of property & equipment	(6,165,049)	(3,812,816)	(9,982,826)
Proceeds from sale of equipment	1,132,760	628,070	1,760,830
Purchase of land	(76,628)	(175,438)	(252,066)

Cash flows used in investing activities	(3,748,458)	(4,720,643)	(8,474,062)

…/cont’d

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES INC.

Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Stated in US Dollars)

			March 30,
			2005 (Date of
	For the twelve months ended		Inception) to
	November 30,		November 30,
	2007	2006	2007

Financing Activities
Net proceeds from loans from related parties	709,583	(49,685)	672,146
Proceeds from loans payable	783,596	-	783,596
Net capital lease obligations	2,804,725	-	2,804,725
Common stock issued for cash	1,874,212	6,077,727	8,088,939
Proceeds from stock subscriptions	-	279,317	279,317

Cash flows provided by financing activities	6,172,116	6,307,359	12,628,723

Effect of exchange rate changes on cash	8,361	(38,679)	(5,064)

Net increase (decrease) in cash	(613,350)	567,649	8,149

Cash, beginning of the period	639,499	71,850	-

Cash, end of the period	$ 8,149	$ 639,499	$ 8,149

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 214,691	$ -	$ -
Cash paid during the period for taxes	-	-	-

Supplemental disclosure of non-cash items:
Warrants issued	$ 103,500	$ 25,000	$ 128,500
Shares issued on conversion of convertible debt	-	1,000,000	1,000,000
Shares issued for services	867,667	-	867,667
Stock based compensation	861,800	56,400	918,200
Common stock issued for subscriptions	279,317	-	279,317

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and 2006

(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on March 30, 2005 under the name Lexington Media, Inc.  On September 30, 2005, the Company changed its name to Lexington Energy, Inc., and on January 5, 2006, the Company changed its name to Lexington Energy Services Inc.  The Company is a development stage company and has built equipment to assist the oil and gas field service industry. The Company has built a nitrogen generation unit and its subsidiary, Lexcore Services Inc., has built two coring rigs to provide drilling services including equipment rental. The equipment that the Company designed and operating are suitable for use in a variety of drilling operations and applications.  The Company plans to further build other coring rigs and equipment and lease the equipment to third parties.  The Company’s common shares are publicly traded on the OTC Bulletin Board under the ticker symbol “LXES.”

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At November 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $7,578,761 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Note 2

Significant Accounting Policies – (cont’d)

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards (“SFAS”) No. 7.  The Company is still in the developmental stage, devoting substantially all of its present efforts to establish its business and its planned principal operations have not commenced, as only one subsidiary has started to realize some revenues but has not achieved full operations.  All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

b)

Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Lexcore Services Inc., Lexcoil Inc and Nitro-Gen Technologies Inc.  All inter-company transactions and account balances have been eliminated.

c)

Financial Instruments

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities and due to/from related parties approximate fair value because of the short-term nature of these instruments.  Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

k)

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”, that addresses the accounting transactions in which a company exchanges its equity instruments for goods or services.  SFAS No. 123R requires that such transactions be accounted for using a fair value based method.  Adoption of SFAS No. 123R is effective for periods beginning after December 15, 2005.  The Company has adopted this pronouncement for the fiscal year commencing December 1, 2006.

l)

Leases

Leases entered into by the Company as lessee that transfer substantially all the benefits and risks of ownership to the lessee are recorded as capital leases and are included in equipment.  All other leases are classified as operating leases under which leasing costs are recorded as expenses in the period in which they were incurred.

m)

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

Note 2

Significant Accounting Policies – (cont’d)

n)

Recently Issued Accounting Pronouncements

In February 2007, the FASS issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159 on its financial position and results of operations.

In December 2006, the FASS approved FASS Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No.5, "Accounting for Contingencies". FSP EITF 00- I9-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASS Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. The adoption of this pronouncement did not have an impact on the company's financial position, results or operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements." This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued SAB No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAS 108 becomes effective in fiscal 2007. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operation or cash flows.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASS Statement No. 109" (the "Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures.  The  Interpretation  is  effective  for  fiscal years beginning

Note 2

Significant Accounting Policies – (cont’d)

n)

Recently Issued Accounting Pronouncements – cont’d

after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

In March 2006, the FASS issued SFAS 156 - "Accounting for Servicing of Financial Assets - an amendment of FASS Statement No. 140" ("SFAS 156"). SFAS 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Company has not yet completed its evaluation of the impact of adopting SFAS 156 on its results of operations or financial position, but does not expect that the adoption of SFAS 156 will have a material impact.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("FAS 155"). FAS 155 addresses the following: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid  financial  instruments  that  contain an embedded  derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has not yet completed its evaluation of the impact of adopting SFAS 155 on its results of operations or financial position, but does not expect that the adoption of SFAS 155 will have a material impact.

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

Note 3

Equipment

	November 30, 2007
		Accumulated
	Cost	Depreciation	Net

Computer and equipment	$ 32,424	$ 14,625	$ 17,799
Office equipment	8,878	2,967	5,911
Furniture	18,251	6,730	11,520
Software	23,384	8,388	14,996
Tools and equipment	24,857	6,082	18,775
Equipment/Machinery	3,909,324	324,625	3,584,699
Vehicle equipment	75,004	14,377	60,627
Equipment under construction	76,760	-	76,760

	4,168,882	377,795	3,791,087
Equipment under capital lease
Equipment/machinery	3,635,212	424,668	3,210,544

	$ 7,804,094	$ 802,462	$ 7,001,631

	November 30, 2006
		Accumulated
	Cost	Depreciation	Net

Computer and equipment	$ 27,450	$ 6,009	$ 21,441
Office equipment	6,279	1,419	4,860
Furniture	26,966	3,584	23,382
Software	10,352	863	9,489
Tools and equipment	6,025	1,004	5,021
Leasehold improvements	28,220	2,508	25,712
Machinery under construction	3,159,874	-	3,159,874

	$ 3,265,166	$ 15,387	$ 3,249,779

Equipment/machinery under capital leases are depreciated on a straight-line basis on a four year basis.

Note 4

Related Party Transactions

During the year ended November 30, 2007:

The Company incurred $58,785 (2006: $122,735) for management fees to the former President and CEO of the Company.  At November 30, 2007, $10,432 (November 30, 2006: $30,657) was due from the former President and CEO.  Included in accounts payable at November 30, 2006, was $50,000 owing to the former President and CEO.

The Company incurred $66,497 (2006: $82,050 and $20,162 for consulting fees) for management fees to the other former President, Secretary and Treasurer of the Company.

Note 4

Related Party Transactions  - (Cont’d)

At November 30, 2007, $581,797 was due to the other former President, Secretary and Treasurer of the Company and $ Nil was due from the other former President (November 30, 2006: $6,873) of the Company.  Included in accounts payable at November 30, 2006, was $50,000 owing to the other former President and CEO.

The Company incurred $3,099 (2006: $ Nil) for management fees to the CFO of the Company.

The Company incurred $291,243 for management fees to the Vice President of Operations of the Company’s subsidiary.  The Company incurred $180,325 for management fees to the Senior Vice President of the Company’s subsidiary.  At November 30, 2007, accounts payable includes $46,452 due to the officer of the subsidiary.

The Company issued 325,000 common shares as compensation to a director of the Company valued at $263,250.  At November 30, 2007, the director advanced $100,000 to the Company.  The amount is unsecured, non-interest bearing and due on demand.

Note 5

Capital Stock – Note 13

Stock options

The following table summarizes the continuity of the Company’s stock options:

	2007		2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning	3,470,000	$0.44	875,000	$0.10
Granted	3,370,000	$0.46	2,720,000	$0.58
Exercised	(238,860)	$0.47	-	$ -
Cancelled	(1,556,140)	$0.46	(125,000)	$0.10

Outstanding, ending	5,045,000	$0.47	3,470,000	$0.48

The fair value of the stock options granted during the periods ended November 30, 2007 and 2006 was determined using the Black-Scholes option value model with the following assumptions:

	2007	2006

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.82%	2.18–3.18%
Expected volatility	118.83%	0%
Expected option life (in years)	1.68 years	2 years

Note 5

Capital Stock – Note 13 – (Cont’d)

Stock options –(Cont’d)

Expected volatility was based on the company’s historical share price.

The compensation charge associated with stock options in the amount of $861,800 (2006: $56,400) is included in the statement of operations for the year ended November 30, 2007.

Additional information regarding stock options outstanding as at November 30, 2007, is as follows:

Number of
Common Shares	Exercise Prices	Expiry Date

150,000	$0.20	December 30, 2007
320,000	$0.50	March 13, 2008
740,000	$0.50	April 5, 2008
520,000	$0.50	May 17, 2008
400,000	$0.85	August 1, 2008
10,000	$0.85	October 3, 2008
65,000	$0.85	October 13, 2008
20,000	$0.85	October 16, 2008
25,000	$0.85	November 15, 2008
150,000	$0.85	April 11, 2009
675,000	$0.50	May 15, 2009
150,000	$0.65	May 24, 2009
250,000	$0.50	July 31, 2009
1,420,000	$0.25	September 28, 2009
50,000	$0.50	October 19, 2008
100,000	$0.25	October 31, 2008

5,045,000

During the year ended November 30, 2007, 500,000 stock options expired unexercised.  On December 30, 2007, 150,000 stock options expired unexercised.

Share purchase warrants

During the year ended November 30, 2007, 1,553,000 share purchase warrants were outstanding as follows:

Number of Warrants	Exercise Price	Expiry Date

300,000	$0.60	July 11, 2009
150,000	$0.85	May 11, 2011
1,103,000	$0.60	October 24, 2009

1,553,000

Note 5

Share Capital – Note 13 – (cont’d)

Share purchase warrants – (cont’d)

The fair value of the share purchase warrants issued during the period ended November 30, 2007, was in the amount of $103,500, which was determined using the Black-Scholes option value model with the following assumptions:

2007

Expected dividend yield	0.0%
Risk-free interest rate	3.16%
Expected volatility	101.63%
Expected option life (in years)	2.08 years

Expected volatility was based on the Company’s historical share price.

On October 24, 2007 the Company entered into private placement agreements totaling $551,500.  Each unit purchased entitled the holder to one common share and one share purchase warrant exercisable at $0.60 per share. A total of 1,103,000 share purchase warrants were provided.

Note 6

Convertible Debentures

The Company entered into two Secured Convertible Debenture Purchase Agreements dated November 6, 2006 and November 7, 2006, totaling $1,000,000.  Both convertible debentures were converted on November 23, 2006 at $0.85 per share and the Company issued 1,176,470 common shares.

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

During the year ended November 30, 2007:

-

The Company issued 256,340 common shares pursuant to the exercise of stock options at $0.40-0.75 per share for payment of legal fees totaling $116,213.

-

The Company issued 875,498 common shares for payment of wages and consulting fees totaling $795,200.

-

The Company entered into four capital lease agreements for machinery and equipment totaling $3,356,239.

These transactions have been excluded from the statements of cash flows.

Note 8

Commitments – Note 4

a)

The Company entered into an employment agreement dated June 1, 2006 with the other former President, Secretary, Treasurer and Senior Vice President of Operations of the Company for $5,400 per month and the option to buy 250,000 common shares of the Company at $0.50 per share.  Either party can terminate the agreement at any time with 14 days notice.  The employment agreement was terminated January 15, 2008 when he resigned.

b)

During the year ended November 30, 2007, the Company received cash proceeds totaling $551,500 in respect to a private placement of 1,103,000 units at $0.50 per unit whereby each unit provides for 1 common share and 1 share purchase warrant.  Each warrant entitles the holder to purchase 1 common share of the Company’s stock at $0.60 per share.  The expiration of the warrants is 2 years from the date of issuance.

c)

The Company entered into an investor relations agreement on May 11, 2007 and was terminated after phase 1.  The agreement is structured over three phases with the following terms:

Phase I

Upon execution of this agreement issue 100,000 common shares (issued) of the Company and 150,000 share purchase warrants exercisable at $0.85 per warrant expiring on May 11, 2012;

Phase II

Upon commencement of phase II issue 200,000 common shares of the Company and 300,000 share purchase warrants exercisable at $1.00 per warrant expiring five years from issuance;

Note 8

Commitments – Note 4 – Cont’d

c)

Phase III

Upon commencement of phase III, issue 200,000 common shares of the Company and 300,000 share purchase warrants exercisable at $1.00 per warrant expiring five years from issuance.

d)

The Company entered into an office lease agreement effective July 1, 2006 to July 31, 2010 for basic rent of $13,600 per month.  This lease was terminated as of July 31, 2007.

e)

The Company entered into a $773,195 (CAD $750,000) loan agreement effective October 16, 2007 for a period of one year.  The agreement requires the Company to keep the loan for a minimum of 4 months.  The loan is repayable with blended monthly interest and principal payments of CAD $30,000 with a balloon payment of all remaining outstanding amounts at the end of the one year period, estimated at $549,000.

Note 9

Contingencies

a)

An officer of a subsidiary of the Company has claimed that he has been constructively dismissed at the end of December 2006 and seeks one year’s salary as compensation, which amounts to $238,176 (CDN$230,000).  The Company contends that the Vice-President voluntarily resigned.  There has been no liability recorded in the financial statements related to this contingency and any unfavourable settlement of this matter will be recorded in the period in which the contingency is resolved. The Company’s subsidiary received a Garnishee Order and paid $216,584 into court pending resolution of the claim.  Subsequent to the yearend, a settlement agreement was reached and resolved out of court.

b)

A vendor of a subsidiary of the Company has alleged that the subsidiary owes $240,719 for breach of contract.  The subsidiary disputes this claim and contends that services by the vendor were not completed in accordance to the terms of the service agreement. The liability has been recorded in the financial statements related to this contingency and any favourable or unfavourable settlement of this matter will be recorded in the period in which the contingency is resolved.  Management of the subsidiary has filed its statement of defense.

c)

A former director and CFO of the Company filed a Writ of Summons and Statement of Claim with the Supreme Court of British Columbia alleges that the Company breached a settlement agreement entered into on March 31, 2006 by failing to deliver 250,000 common shares of the Company free of a restrictive legend in April 2007.  The Company states that it is not obligated to deliver shares without a restrictive legend and that the plaintiff could only sell the shares in accordance with rule 144 of the Securities Act.  In August 2007 the Company delivered 250,000 common shares which are subject to rule 144 of the Securities Act.  Management of the Company has filed its statement of defense.

Note 9

Contingencies  - Cont’d

d)

The Company has been named in a counterclaim brought by the former President, Secretary and Treasurer of the Company through association.  Management of the Company believes the claim will not materially affect the Company.  The matter is between the former President, Secretary and Treasurer of the Company and the other party.  There has been no liability recorded in the financial statements relating to this contingency and any unfavourable settlement of this matter will be recorded in the period in which the contingency is resolved.

e)

A consultant of the Company has alleged that the Company owes a total of $34,112 for a consulting agreement entered into on March 8, 2007 by the former President and director of the Company.  The Company is currently investigating the issue.  Part of the liability has been recorded in the financial statements related to this contingency and any favourable or unfavourable settlement of this matter will be recorded in the period in which the contingency is resolved.

f)

A vendor of the Company has alleged that the Company owes a total of $34,779 and $32,665 for services rendered. The Company is currently investigating the issue.  The liabilities have been recorded in the financial statements related to this contingency and any favourable or unfavourable settlement of this matter will be recorded in the period in which the contingency is resolved.

Note 10

Obligations Under Capital Leases

The Company has obligations under capital leases for machinery and equipment to August 31, 2011.

Future minimum lease payments as at November 30, 2007, are as follows:

2007

2008	$ 869,654
2009	869,654
2010	869,654
2011	1,190,181

3,799,143

Less: Imputed interest	(722,361)

3,026,782

Less: Current portion	(869,654)

Obligations under capital leases	$ 2,157,128

Note 10

Obligations Under Capital Lease – (cont’d)

During the year ended November 30, 2007, the Company paid $172,410 in interest payments.

Note 11

Promissory Notes Payable

The promissory notes payable are due to a director of the Company or a Company with a common director, are unsecured, bear interest at 10% per annum and are payable on demand including interest payable of $4,212.  The promissory notes payable and interest payable were repaid in full.

Note 12

Subsequent Events

Subsequent to November 30, 2007:

a)

Brent Nimeck resigned as officer and director of the Company as well as from all the Company’s wholly owned subsidiaries.

b)

The Company issued 397,092 common shares at $0.23 per share for payment of services.

c)

The Company issued 350,000 common shares at $0.20 per share for payment of services.

d)

One of the Company’s wholly owned subsidiaries entered into a factor facility in December 2007 for factoring up to a maximum of CAD $500,000 of undisputed accounts receivable.

Note 13

Economic Dependence

During the year ended November 30, 2007, the Company was economically dependent on three customers which accounts for 62%, 21% and 17% of total revenue, respectively.

Note 14

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely-than-not.  The Company has accumulated net operating losses totaling $7,578,761 for US tax purposes which expire starting in 2025.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward.  The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at November 30, 2007 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2007	2006

Net Operating Loss Carryforward	$ 7,578,761	$ 2,048,560

Statutory tax rate	35%	35%
Effective tax rate	-	-
Deferred tax asset	$ 2,652,566	$ 716,996
Valuation allowance	(2,652,566)	(716,996)

Net deferred tax asset	$ -	$ -