Form 10-Q
period 2008-02-29
LEXINGTON ENERGYSERVICES INC.
filed 2008-04-21
CIK 1357335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

Form 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from  ________  to  _______

Commission file number 333-134175

Lexington Energy Services Inc.

(Name of small business issuer in its charter)

Nevada

     98-0515522

(State or other jurisdiction of           (I.R.S. Employer Identification No.)

                          incorporation or organization)

Bay A, 1115 48th Ave SE, Calgary, Alberta, Canada

T2G 1A7

 (Address of principal executive offices)  (Zip Code)

(403-279-4550)

 (Issuer's telephone number)

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer  [  ]

Accelerated filer  [  ]

Non-accelerated filer    [  ]

Smaller reporting company  [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes    [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.0001 par value, was 26,138,669 as of April 14, 2008.

Table of Contents

PART I

FINANCIAL INFORMATION

  Item 1.

Financial Statements  ........................................

  Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations..........................................

28

  Item 3.

Quantitative and Qualitative Disclosures About Market Risk....

34

  Item 4T.

 Controls and Procedures.......................................

34

PART II

  Item 1.

 Legal Proceedings..............................................

35

  Item 1A.

 Risk Factors...................................................

36

  Item 2.

 Unregistered Sales of Equity Securities and Use of Proceeds....

36

  Item 3.

 Defaults Upon Senior Securities................................

36

  Item 4.

 Submission of Matters to a Vote of Security Holders............

36

  Item 5.

Other Information..............................................

36

  Item 6.

Exhibits .....................................................

36

EXHIBIT INDEX...............................................................

37

ii

Part 1. Item 1.  Financial Statements

Lexington Energy Services Inc.

Page No.

Balance Sheets as at February 29, 2008 (Unaudited) and November 30, 2007

Statements of Operations

For the Three Months Ended February 29, 2008 and 2007 (Unaudited)

Statements of Stockholders' Equity (Capital Deficiency)

For the Period From Inception March 30, 2005 to February 29, 2008 (Unaudited)

Statements of Cash Flows

For the Three Months Ended February 29, 2008 and 2007 (Unaudited)

Notes to Financial Statements (Unaudited)

13

LEXINGTON  ENERGY  SERVICES  INC.

(A Development Stage Company)

INTERIM CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES

FEBRUARY 29, 2008

LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

 (Stated in US Dollars)

		February 29,	November 30,
ASSETS		2008	2007
			(Audited)
Current
Cash and cash equivalents		$ 347,249	$ 8,149
GST receivable		1,305	42,629
Prepaid expenses		215,161	56,432
Account receivables		587,639	650,473
Deposits		-	238,176
		1,151,354	995,859

Due from related parties		-	-
Property & Equipment		6,730,664	7,001,631
Land		252,066	252,066
		6,982,730	7,253,697

		$ 8,134,084	$ 8,249,556

LIABILITIES
Current
Accounts payable and accrued liabilities		$ 1,145,593	$ 1,362,462
Due to related parties		819,036	671,365
Loan payable		712,473	759,298
Current portion of obligations under capital lease		869,654	869,654
		3,546,756	3,662,779

Obligations under capital lease		2,049,905	2,157,128

		5,596,661	5,819,907

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital stock
Authorized:
20,000,000	preferred shares with a par value of $0.0001
100,000,000	common shares with a par value of $0.0001
Issued:
26,138,669	common shares (2007: 25,391,577 common shares)	2,613	2,539
Additional paid-in capital		10,441,341	10,280,084
Stock subscriptions received		-	-
Accumulated other comprehensive loss		(283,180)	(274,213)
Deficit accumulated during the development stage		(7,623,351)	(7,578,761)

		2,537,423	2,429,649

		$ 8,134,084	$ 8,249,556

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

 (Stated in US Dollars)

	For the three months ended
	February 29,
	2008	2007
Revenue
Sales, net	$ 1,466,205	$ 1,152,254
Cost of sales	(482,121)	(513,535)

Gross Profit	984,084	638,719

Expenses
Consulting fees	60,949	78,926
Depreciation	338,821	109,416
Director fees – Note 5	-	-
General and administrative	246,722	426,465
Investor relations	-	-
Management fees – Note 5	126,431	166,158
Professional fees	71,547	73,298
Promo and marketing	8,196	152,913
Rent	495	58,041
Stock based compensation	-	3,800
Travel	29,361	57,230
	882,522	1,126,247

Income/(Loss) before other items	101,562	(487,528)

Other items:
Interest income	1,484	1,085
Interest expense	(147,636)	(2,481)
Gain on disposal of equipment	-	-
Loss on disposal of equipment	-	-
	(146,152)	(1,396)

Net loss for the period	(44,590)	(488,924)

Foreign currency translation adjustment	(8,967)	(62,060)

Comprehensive loss for the period	$ (53,557)	$ (550,984)

Basic and diluted loss per share	$ (0.00)	$ (0.02)

Weighted average number of shares outstanding	25,787,000	21,681,000

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period March 30, 2005 (Date of Inception) to February 29, 2008

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

for the period March 30, 2005 (Date of Inception) to February 29, 2008

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

for the period March 30, 2005 (Date of Inception) to February 29, 2008

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

for the period March 30, 2005 (Date of Inception) to February 29, 2008

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

           …/Cont’d

The accompanying notes are an integral part of these financial statements

                                                             LEXINGTON ENERGY SERVICES, INC AND SUBSIDIARIES  Continued

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period March 30, 2005 (Date of Inception) to February 29, 2008

(Stated in US Dollars)

	Common Stock				Accumulated
			Stock	Additional	Other
	Number of		Subscriptions	Paid-in	Comprehensive	Deficit
	Shares	Amount	Received	Capital	Loss	Accumulated	Total

Balance, November 30, 2007	25,391,577	$ 2,539	$ -	$ 10,280,084	$ (274,213)	$ (7,578,761)	$ 2,429,649
Issuance of common stock for services	151,609	15	-	34,855	-	-	34,870
- at $0.23 per share at January 9, 2008
Issuance of common stock for services	45,483	4	-	10,457	-	-	10,461
- at $0.23 per share at January 9, 2008
Issuance of common stock for services	200,000	20	-	45,980	-	-	46,000
- at $0.23 per share at January 9, 2008
Issuance of common stock for services	350,000	35	-	69,965	-	-	70,000
- at $0.20 per share at January 15, 2008
Foreign currency translation adjustment	-	-	-	-	(8,967)	-	(8,967)
Net loss for the period	-	-	-	-	-	(44,590)	(44,590)

Balance, February 29, 2008	26,138,669	$ 2,613	$ -	$ 10,441,341	$ (283,180)	$ (7,623,351)	$ 2,537,423

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Stated in US Dollars)

	For the three months ended
	February 29,
	2008	2007

Operating Activities
Net loss for the period	$ (44,590)	$ (488,924)
Adjustments to reconcile loss to cash used by operating activities:
Depreciation	338,821	109,416
Warrants issued for investor relations	-	-
Shares issued for services	161,331	43,745
Stock based compensation	-	3,800
Loss on sale of equipment	-	-
Gain on sale of equipment	-	-
Changes in non-cash working capital items:
GST receivable	41,324	113,697
Prepaid expenses and refundable deposits	(158,729)	(16,191)
Accounts receivable	62,834	(437,572)
Deposits	238,176	-
Accounts payable and accrued liabilities	(216,869)	(50,445)
	466,888	(233,550)

Cash flows used in operating activities	422,298	(722,474)

Investing Activities
Equipment deposit	-	-
Purchase of property & equipment	(67,854)	(791,590)
Proceeds from sale of equipment	-	-
Purchase of land	-	4,498

Cash flows used in investing activities	(67,854)	(787,092)

…/cont’d

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Stated in US Dollars)

	For the three months ended
	February 29,
	2008	2007

Financing Activities
Net proceeds from loans from related parties	147,672	3,542
Proceeds from loans payable	(46,825)	-
Net capital lease obligations	(107,223)	-
Common stock issued for cash	-	1,020,217
Proceeds from stock subscriptions	-	245,000

Cash flows provided by financing activities	(6,377)	1,268,759

Effect of exchange rate changes on cash	(8,967)	(83,118)

Net increase (decrease) in cash	339,100	(323,925)

Cash, beginning of the period	8,149	639,499

Cash, end of the period	$ 347,249	$ 315,574

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 147,636	$ 2,481
Cash paid during the period for taxes	-	-

Supplemental disclosure of non-cash items:
Warrants issued	$ -	$ 425,002
Shares issued on conversion of convertible debt	-	-
Shares issued for services	161,331	-
Stock based compensation	-	3,800
Common stock issued for subscriptions	-	546,285

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008 and 2007

(Stated in US Dollars)

Note 1

Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s November 30, 2007 annual financial statements.  All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s November 30, 2007 annual financial statements.

Operating results for the three months ended February 29, 2008 are not necessarily indicative of the results that can be expected for the year ended November 30, 2008.

During the three months ended February 29, 2008, the Company generated revenue totalling $1,466,205.  The Company was in the development stage prior to the three months ended February 29, 2008.

Note 2

Continuance of Operations

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At February 29, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $7,623,351 since its inception, has a working capital deficiency of $2,546,757 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers   that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Note 3

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

Note 3

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

Note 3

Significant Accounting Policies – (cont’d)

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

Note 3

Significant Accounting Policies – (cont’d)

n)

Recently Issued Accounting Pronouncements – cont’d

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

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASS Statement No. 109" (the "Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

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

Note 3

Significant Accounting Policies – (cont’d)

n)

Recently Issued Accounting Pronouncements – cont’d

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

Note 4

Equipment

	February 29, 2008
		Accumulated
	Cost	Depreciation	Net

Computer and equipment	$ 32,424	$ 16,914	$ 15,510
Office equipment	8,878	3,707	5,171
Furniture	18,251	8,174	10,077
Software	23,384	10,336	13,048
Tools and equipment	24,729	8,129	16,599
Equipment/Machinery	3,909,324	422,358	3,486,966
Vehicle equipment	74,910	19,767	55,143
Equipment under construction	144,808	-	144,808

	4,236,707	489,386	3,747,321
Equipment under capital lease
Equipment/machinery	3,635,212	651,869	2,983,343

	$ 7,871,919	$ 1,141,255	$ 6,730,664

Note 4

Equipment – (cont’d)

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

Note 5

Related Party Transactions

During the quarter ended February 29, 2008:

The Company incurred $NIL (2007: $58,785) for management fees to the former President and CEO of the Company.  At February 29, 2008, $10,485 (November 30, 2007: $10,432) was due from the former President and CEO.

The Company incurred $2,041 (2007: $66,497) for management fees to the other former President, Secretary and Treasurer of the Company.  At February 29, 2008, $569,108 was due to the other former President, Secretary and Treasurer of the Company (November 30, 2007: $581,797) of the Company.

The Company incurred $NIL for management fees to the President of the Company. The Company issued 350,000 common shares as compensation to the President valued at $70,000.

The Company incurred $NIL (2007: $3,099) for management fees to the CFO of the Company.  The Company issued 245,483 common shares as compensation to the CFO valued at $56,431.

The Company incurred $NIL for management fees to the Secretary of the Company.  The Company issued 325,000 common shares as compensation to a director of the Company valued at $263,250. At February 29, 2008, $103,418 was due to the Secretary of the Company (November 30, 1007: $100,000).

The Company incurred $291,243 for management fees to the Vice President of Operations of the Company’s subsidiary.  The Company incurred $180,325 for management fees to the Senior Vice President of the Company’s subsidiary.  At November 30, 2007, accounts payable includes $46,452 due to the officer of the subsidiary.

Note 6

Capital Stock – Note 13

Stock options

The following table summarizes the continuity of the Company’s stock options:

	Three months ended		Three months ended
	February 29, 2008		February 28, 2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning	5,045,000	$0.47	3,470,000	$0.48
Granted	-	-	20,000	$0.85
Exercised	-	-	(171,349)	$0.54
Cancelled	(590,000)	$0.24	(6,140)	$0.50

Outstanding, ending	4,455,000	$0.50	3,312,511

During the period ended February 29, 2008, there were no stock options issued. The fair value of the stock options granted was determined using the Black-Scholes option value model with the following assumptions:

	2008	2007

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.0%	3.82%
Expected volatility	0.0%	118.83%
Expected option life (in years)	0 years	1.68 years

Expected volatility was based on the company’s historical share price.

The compensation charge associated with stock options in the amount of $861,800 (2006: $56,400) is included in the statement of operations for the year ended November 30, 2007.

Note 6

Share Capital – Note 13 – (cont’d)

Stock options – (cont’d)

Additional information regarding stock options outstanding as at November 30, 2007, is as follows:

Number of
Common Shares	Exercise Prices	Expiry Date

320,000	$0.50	March 13, 2008
740,000	$0.50	April 5, 2008
520,000	$0.50	May 17, 2008
400,000	$0.85	August 1, 2008
10,000	$0.85	October 3, 2008
65,000	$0.85	October 13, 2008
20,000	$0.85	October 16, 2008
25,000	$0.85	November 15, 2008
150,000	$0.85	April 11, 2009
675,000	$0.50	May 15, 2009
150,000	$0.65	May 24, 2009
250,000	$0.50	July 31, 2009
980,000	$0.25	September 28, 2009
50,000	$0.50	October 19, 2008
100,000	$0.25	October 31, 2008

4,455,000

During the year ended November 30, 2007, 500,000 stock options expired unexercised.

On December 30, 2007, 150,000 stock options expired unexercised.

Share purchase warrants

At February 29, 2008, 1,553,000 share purchase warrants were outstanding as follows:

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

On October 24, 2007 the Company entered into private placement agreements totalling $551,500.  Each unit purchased entitled the holder to one common share and one share purchase warrant exercisable at $0.60 per share. A total of 1,103,000 share purchase warrants were provided.

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

-

The Company issued 256,340 common shares pursuant to the exercise of stock options at $0.40-0.75 per share for payment of legal fees totalling $116,213.

-

The Company issued 1,622,590 common shares for payment of wages, consulting, director and management fees totalling $956,531.

-

The Company entered into four capital lease agreements for machinery and equipment totalling $3,635,212.

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

Note 9

Commitments – Note 4 – Cont’d

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

Note 10

Contingencies

a)

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

b)

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

c)

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

Contingencies  - Cont’d

d)

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

e)

A vendor of the Company has alleged that the Company owes a total of $34,779 and $32,665 for services rendered. The Company is currently investigating the issue.  The liabilities has been recorded in the financial statements related to this contingency and any favourable or unfavourable settlement of this matter will be recorded in the period in which the contingency is resolved.

Note 11

Obligations Under Capital Leases

The Company has obligations under capital leases for machinery and equipment to August 31, 2011.

Future minimum lease payments as at February 29, 2008, are as follows:

2008

2008	$ 768,428
2009	869,654
2010	869,654
2011	1,117,711

3,625,447

Less: Imputed interest	(705,888)

2,919,559

Less: Current portion	(869,654)

Obligations under capital leases	$ 2,049,905

During the quarter ended February 29, 2008, the Company paid $71,035 in interest payments.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The statements contained in this quarterly report on Form 10-Q that are not historical are “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve a number of risks and uncertainties.

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

The forward-looking statements contained in this report are largely based on our expectations, which reflects estimated and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties tat are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this annual report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements

Background

Lexington Energy Services Inc. was incorporated as a Nevada corporation on March 30, 2005.  We are an oil field service company providing, through three wholly-owned subsidiaries, manufacturing and leasing of oilfield service equipment to oil and gas and other oil field service companies.  We have only begun our operations and have had operational losses to date, as well as an accumulated deficit. As of February 29, 2008, we had net losses since inception in the amount of ($ 7,623,351).

Our principal offices are temporary located at Bay A, 1115 48th Avenue SE, Calgary, AB T2G 1A7.

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

Results of Operations

We are a development stage corporation and we are dependent on our ability to generate revenue from our operations or to raise capital to sustain operations.  At November 30, 2007, we had generated revenues and had accumulated losses of $7,623,351 since our inception.

Results of Operations for the three months periods ended February 29, 2008 and February 28, 2007

During the three months ended February 29, 2008, we generated revenues of $1,466,205, received interest income of $1,484 and incurred a net loss of ($53,557), as compared with the comparable period in 2007, in which we incurred a net loss of ($ 550,984), generated revenues of $1,152,254 and received interest income of $1,085. Our net loss per share was ($0.00) for the three months ended February 29, 2008 and ($0.02) for the three months ended February 28, 2007.

Our total expenses were $882,522 for the three months ended February 29, 2008, including $71,547 in professional fees, $126,431 in management fees, $60,949 in consulting fees, 8,196 in promotion and marketing, $29,361 in travel, $Nil in stock based compensation and $246,722 in general and administrative expense.   Our general and administrative expenses included office rent, office supplies, communication expenses (cellular, internet, fax, telephone), benefits, entertainment, vehicle expenses, shop supplies, courier and postage costs, and salaries for our administrative assistants.

Our professional fees of $71,547 for the three months ended February 29, 2008 consisted primarily of legal, accounting and auditing fees as compared to $73,298 for the prior three months ended February 28, 2007.

Our management fees of $126,431 for the three months ended February 29, 2008 and $166,158 from the three months ended February 28, 2007 consisted mainly of amounts paid to the fees paid to our operations officers and prior officers of the company.

Our consulting fees for the three months ended February 29, 2008 were 60,949.  Our consulting fees for the three months ended February 28, 2007 were $78,926.  During the period from our inception to February 29, 2008, we hired consultants in the areas of administration, bookkeeping, accounting, and for our operations. We also retained an attorney for the preparation of our registration statements, and an auditor to audit our financial statements.

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

Liquidity and Capital Resources

As of February 29, 2008, we had a working capital deficit of $2,395,402.  Our accumulated deficit was $7,623,351 as at February 29, 2008. Our net loss of $7,623,351 from March 30, 2005 (inception) to February 29, 2008 was funded by a combination of our equity and debt financing.  During the three months ended February 29, 2008, we raised $NIL in equity finance.

As of February 29, 2008, we had approximately $347,249 in our bank accounts.  Our cash balance increased  as a result of our collections from our receivables.

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

Known Material Trends and Uncertainties

As of February 29, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in the notes to our unaudited financial statements as of February 29, 2008. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Credit Risk – We invoice our customers as soon as practicable or when the well or job is completed. Our cash flow is highly dependent on our ability to collect from our customers.  If our customers do not pay us on time, then we may be exposed to credit risk with our vendors and suppliers. Consequently, this may affect our cash flow.

Foreign Currency Risk - Our functional currency is the Canadian dollar and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. Because our revenue is reported in U.S. dollars, the exchange rate of the local currency, when converted into U.S. dollars, may have an adverse impact. We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Interest income is sensitive to changes in the general level of U.S. interest rates.  We do not have significant short-term investments, and due to the short-term nature of our investments, we believe that there is not a material risk exposure.

Commodity Price Risk – The prices of crude oil and natural gas affect the demand for our services.  If these prices decline, we could experience a reduction in demand for our services and a consequent decline in revenues.

ITEM 4.  CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report.  These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.  Since their evaluation, no changes were made to the Company's internal controls or in other factors that could significantly affect these controls.

PART II

OTHER INFORMATION

ITEM 1.

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

An officer of a subsidiary of the Company has claimed that he has been constructively dismissed at the end of December 2006 and seeks one year’s salary as compensation, which amounts to $238,176 (CDN$230,000).  The Company contends that the Vice-President voluntarily resigned.  There has been no liability recorded in the financial statements related to this contingency and any unfavorable settlement of this matter will be recorded in the period in which the contingency is resolved. The Company’s subsidiary received a Garnishee Order and paid $216,584 into court pending resolution of the claim.  During the quarter, a settlement agreement was reached and resolved out of court.

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

ITEM 1A

RISK FACTORS

There have been no material changes to the risk factors described in our 10-KSB for the year ended November 30, 2007 filed with the Securities and Exchange Commission on March 14, 2008.

ITEM 2.

UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1   Certification of Chief Executive Officer Pursuant to Section 302 of The

Sarbanes Oxley Act of 2002.

31.2   Certification of Chief Financial Officer Pursuant to Section 302 of The

Sarbanes Oxley Act of 2002.

32.1   Certification of Chief Executive Officer Pursuant to 18  U.S.C.  Section  1350 as

adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2   Certification of Chief Financial Officer Pursuant to 18  U.S.C.  Section  1350 as

adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Lexington Energy Services Inc.

(Registrant)

                                      By:   /s/  Robert Rosner

                                            ------------------------------------

                                            Robert Rosner, President and

                                            Chief Executive Officer

Dated: April 21, 2008

EXHIBIT INDEX

--------------------------------------------------------------------------------

Exhibit Number                   Description

--------------------------------------------------------------------------------

31.1  Certification  of Chief Executive Officer Pursuant to Section 302 of the   Sarbanes  Oxley Act of 2002.

--------------------------------------------------------------------------------

31.2  Certification  of Chief Financial Officer Pursuant to Section 302 of the Sarbanes  Oxley Act of 2002.

--------------------------------------------------------------------------------

32.1   Certification of Chief Executive Officer Pursuant to 18  U.S.C.  Section  1350 as adopted pursuant to Section  906 of the Sarbanes-Oxley Oxley Act of 2002.

--------------------------------------------------------------------------------

32.2   Certification of Chief Financial Officer Pursuant to 18  U.S.C.  Section  1350 as adopted pursuant to Section  906 of the Sarbanes-Oxley Oxley Act of 2002.

--------------------------------------------------------------------------------