Form 10-Q
period 2008-05-31
LEXINGTON ENERGYSERVICES INC.
filed 2008-08-20
CIK 1357335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

Form 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

403-279-4550

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.0001 par value, was 29,143,669 as of July 31, 2008.

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

35

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

 Defaults Upon Senior Securities................................

36

  Item 4.

 Submission of Matters to a Vote of Security Holders............

37

  Item 5.

Other Information..............................................

37

  Item 6.

Exhibits .....................................................

37

EXHIBIT INDEX...............................................................

37

ii

Part 1. Item 1.  Financial Statements

Lexington Energy Services Inc.

Page No.

Balance Sheets as at May 31, 2008 and November 30, 2007

Statements of Operations

For the Six Months Ended May 31, 2008 and 2007

Statements of Stockholders' Equity (Capital Deficiency)

For the Period From Inception March 30, 2005 to May 31, 2008

Statements of Cash Flows

For the Six Months Ended May 31, 2008 and 2007

Notes to Financial Statements

LEXINGTON  ENERGY  SERVICES  INC.

(A Development Stage Company)

INTERIM CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES

(Unaudited)

MAY 31, 2008

LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

 (Stated in US Dollars)

		May 31,	November 30,
ASSETS		2008	2007

Current
Cash and cash equivalents		$ 100,797	$ 8,149
GST receivable		-	42,629
Prepaid expenses		218,422	56,432
Account receivables		238,920	650,473
Deposits		-	238,176
		558,139	995,859

Due from related parties		-	-
Property & Equipment		6,434,697	7,001,631
Land		252,066	252,066
		6,686,763	7,253,697

		$ 7,244,902	$ 8,249,556

LIABILITIES
Current
Accounts payable and accrued liabilities		$ 1,011,608	$ 1,362,462
Due to related parties		701,779	671,365
Loan payable		812,250	759,298
Current portion of obligations under capital lease		869,654	869,654
		3,395,291	3,662,779

Obligations under capital lease		1,996,082	2,157,128

		5,391,373	5,819,907

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital stock
Authorized:
20,000,000	preferred shares with a par value of $0.0001
100,000,000	common shares with a par value of $0.0001
Issued:
26,638,669	common shares (2007: 25,391,577 common shares)	2,663	2,539
Additional paid-in capital		10,476,291	10,280,084
Stock subscriptions received		-	-
Accumulated other comprehensive loss		(236,302)	(274,213)
Deficit accumulated during the development stage		(8,389,123)	(7,578,761)

		1,853,529	2,429,649

		$ 7,244,902	$ 8,249,556

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

 (Stated in US Dollars)

	For the three months ended		For the six months ended
	May 31,		May 31,
	2008	2007	2008	2007
Revenue
Sales, net	$ 358,097	$ 630,996	$ 1,824,302	$ 1,783,250
Cost of sales	(304,119)	(482,980)	(786,240)	(996,515)

Gross Profit	53,978	148,016	1,038,062	786,735

Expenses
Consulting fees	85,738	13,701	146,687	92,627
Depreciation	292,761	112,410	631,582	221,826
Director fees	-	263,250	-	263,250
General and administrative	191,238	934,046	437,960	1,366,791
Investor relations	12,000	134,000	12,000	134,000
Management fees	23,000	238,388	149,431	404,547
Professional fees	99,773	159,695	171,320	232,993
Promo and marketing	1,661	28,899	9,857	181,812
Rent	(495)	60,696	-	118,737
Stock based compensation	-	-	-	-
Travel	21,849	58,312	51,210	104,353
	727,525	1,992,208	1,610,047	3,120,936

Income/(Loss) before other items	(673,547)	(1,844,192)	(571,985)	(2,334,201)

Other items:
Interest income	1,291	1,397	2,775	2,482
Interest expense	(93,516)	-	(241,152)	-
Gain on disposal of equipment	-	-	-	-
Loss on disposal of equipment	-	(25,541)	-	(25,541)
	(92,225)	(24,144)	(238,377)	(23,059)

Net loss for the period	(765,772)	(1,868,336)	(810,362)	(2,357,260)

Foreign currency translation adjustment	(28,944)	(59,954)	37,911	(122,014)

Comprehensive loss for the period	$ (794,716)	$ (1,928,290)	$ (848,273)	$(2,479,274)

Basic and diluted loss per share	$ (0.03)	$ (0.08)	$ (0.03)	$ (0.11)

Weighted average number of shares outstanding	26,345,000	22,840,000	26,068,000	22,267,000

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period March 30, 2005 (Date of Inception) to May 31, 2008

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

for the period March 30, 2005 (Date of Inception) to May 31, 2008

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

for the period March 30, 2005 (Date of Inception) to May 31, 2008

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

for the period March 30, 2005 (Date of Inception) to May 31, 2008

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

The accompanying notes are an integral part of these financial statements

                                                             LEXINGTON ENERGY SERVICES, INC AND SUBSIDIARIES  Continued

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period March 30, 2005 (Date of Inception) to May 31, 2008

(Stated in US Dollars)

	Common Stock				Accumulated
			Stock	Additional	Other
	Number of		Subscriptions	Paid-in	Comprehensive	Deficit
	Shares	Amount	Received	Capital	Loss	Accumulated	Total

Balance, November 30, 2007	25,391,577	$ 2,539	$ -	$ 10,280,084	$ (274,213)	$ (7,578,761)	$ 2,429,649
Issuance of common stock for services	151,609	15	-	34,855	-	-	34,870
- at $0.23 per share at January 9, 2008
Issuance of common stock for services	45,483	4	-	10,457	-	-	10,461
- at $0.23 per share at January 9, 2008
Issuance of common stock for services	200,000	20	-	45,980	-	-	46,000
- at $0.23 per share at January 9, 2008
Issuance of common stock for services	350,000	35	-	69,965	-	-	70,000
- at $0.20 per share at January 15, 2008
Issuance of common stock for services
- at $0.07 per share at April 23, 2008	500,000	50	-	34,950	-	-	35,000
Foreign currency translation adjustment	-	-	-	-	37,911	-	37,911
Net loss for the period	-	-	-	-	-	(810,362)	(810,362)

Balance, May 31, 2008	26,638,669	$ 2,663	$ -	$ 10,476,291	$ (236,302)	$ (8,389,123)	$ 1,853,529

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Stated in US Dollars)

	For the six months ended
	May 31,
	2008	2007

Operating Activities
Net loss for the period	$ (810,362)	$ (2,357,260)
Adjustments to reconcile loss to cash used by operating activities:
Depreciation	631,582	221,826
Warrants issued for investor relations	-	-
Shares issued for services	196,331	585,640
Stock based compensation	-	526,300
Loss on sale of equipment	-	25,541
Gain on sale of equipment	-	-
Changes in non-cash working capital items:
GST receivable	42,629	221,869
Prepaid expenses and refundable deposits	(161,990)	(224)
Accounts receivable	411,553	(26,551)
Deposits	238,176	-
Accounts payable and accrued liabilities	(350,854)	(27,104)
	1,007,427	1,527,297

Cash flows used in operating activities	197,065	(829,963)

Investing Activities
Equipment deposit	-	(206,553)
Purchase of property & equipment	(64,648)	(1,010,718)
Proceeds from sale of equipment	-	-
Purchase of land	-	(6,380)

Cash flows used in investing activities	(64,648)	(1,223,651)

…/cont’d

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Stated in US Dollars)

	For the six months ended
	May 31,
	2008	2007

Financing Activities
Net proceeds from loans from related parties	30,414	24,149
Proceeds from loans payable	52,952	113,705
Net capital lease obligations	(161,046)	-
Common stock issued for cash	-	1,544,533
Proceeds from stock subscriptions	-	(31,317)

Cash flows provided by financing activities	(77,680)	1,651,070

Effect of exchange rate changes on cash	37,911	(122,014)

Net increase (decrease) in cash	92,648	(524,558)

Cash, beginning of the period	8,149	639,499

Cash, end of the period	$ 100,797	$ 114,941

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 241,142	$ -
Cash paid during the period for taxes	-	-

Supplemental disclosure of non-cash items:
Warrants issued	$ -	$ 425,002
Shares issued on conversion of convertible debt	91,331	110,440
Shares issued for services	105,000	475,200
Stock based compensation	-	526,300
Common stock issued for subscriptions	-	546,285

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008 and 2007

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

Operating results for the six months ended May 31, 2008 are not necessarily indicative of the results that can be expected for the year ended November 30, 2008.

During the six months ended May 31, 2008, the Company generated revenue totaling $1,824,302.  The Company was in the development stage prior to the six months ended May 31, 2008.

Note 2

Continuance of Operations

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At May 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $8,389,123 since its inception, has a working capital deficiency of $2,837,152 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers   that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Note 4

Equipment

	May 31, 2008
		Accumulated
	Cost	Depreciation	Net

Computer and equipment	$ 32,424	$ 19,202	$ 13,222
Office equipment	8,878	4,447	4,431
Furniture	18,251	9,617	8,634
Software	23,384	12,285	11,099
Tools and equipment	24,566	10,177	14,389
Equipment/Machinery	3,909,324	520,091	3,389,233
Vehicle equipment	74,791	25,157	49,634
Equipment under construction	141,911	-	141,911

	4,233,530	600,976	3,632,554
Equipment under capital lease
Equipment/machinery	3,635,212	833,069	2,802,143

	$ 7,868,742	$ 1,141,255	$ 6,434,697

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

Note 5

Related Party Transactions

During the quarter ended May 31, 2008:

The Company incurred $NIL (2007: $58,785) for management fees to the former President and CEO of the Company.  At May 31, 2008, $10,572 (November 30, 2007: $10,432) was due from the former President and CEO.

The Company incurred $2,041 (2007: $66,497) for management fees to the other former President, Secretary and Treasurer of the Company.  At May 31, 2008, $557,726 was due to the other former President, Secretary and Treasurer of the Company (November 30, 2007: $581,797) of the Company.

The Company incurred $11,500 for management fees to the President of the Company. The Company issued 350,000 common shares as compensation to the President valued at $70,000.

The Company incurred $11,500 (2007: $3,099) for management fees to the CFO of the Company.  The Company issued 245,483 common shares as compensation to the CFO valued at $56,431.

The Company incurred $NIL for management fees to the former Secretary of the Company.  The Company issued 325,000 common shares as compensation to the former director of the Company valued at $263,250. At May 31, 2008, $106,308 was due to the former Secretary of the Company (November 30, 1007: $100,000).  The Secretary resigned on August 5, 2008.

The Company incurred $291,243 for management fees to the Vice President of Operations of the Company’s subsidiary.  The Company incurred $180,325 for management fees to the Senior Vice President of the Company’s subsidiary.  At November 30, 2007, accounts payable includes $46,452 due to the officer of the subsidiary.

Note 6

Capital Stock

Stock options

The following table summarizes the continuity of the Company’s stock options:

	Six months ended		Six months ended
	May 31, 2008		May 31, 2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning	5,045,000	$0.47	875,000	$0.10
Granted	-	-	2,200,000	$0.51
Exercised	-	-	-	-
Cancelled	(2,170,000)	$0.43	(125,000)	$0.10

Outstanding, ending	2,875,000	$0.50	2,950,000	$0.41

During the period ended May 31, 2008, there were no stock options issued. The fair value of the stock options granted was determined using the Black-Scholes option value model with the following assumptions:

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

On December 30, 2007, 150,000 stock options expired unexercised.  During the six months ended May 31, 2008, 2,170,000 stock options expired unexercised.

Note 6

Share Capital

Share purchase warrants

At May 31, 2008, 1,553,000 share purchase warrants were outstanding as follows:

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

-

The Company issued 2,122,590 common shares for payment of wages, consulting, director and management fees totaling $991,531.

-

The Company entered into four capital lease agreements for machinery and equipment totaling $3,635,212.  Two of capital leases were returned.

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

e)

The Company entered into a $773,195 (CAD $750,000) loan agreement effective October 16, 2007 for a period of one year.  The agreement requires the Company to keep the loan for a minimum of 4 months.  The loan is repayable with blended monthly interest and principal payments of CAD $30,000 with a balloon payment of all remaining outstanding amounts at the end of the one year period, estimated at $549,000.  As at May 31, 2008 the Company is in arrears with its monthly payments and is re-negotiating its agreement.

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

Note 11

Obligations Under Capital Leases

The Company has obligations under capital leases for machinery and equipment to August 31, 2011.  Two of the leases were returned and final settlements have not yet been determined.

Future minimum lease payments as at May 31, 2008, are as follows:

2008

2008	$ 682,164
2009	869,654
2010	869,654
2011	1,117,711

3,539,183

Less: Imputed interest	(673,447)

2,865,736

Less: Current portion	(869,654)

Obligations under capital leases	$ 1,996,082

During the quarter ended May 31, 2008, the Company paid $105,071 in interest payments.

Note 12

Subsequent Events

Subsequent to May 31, 2008:

a)

the Company has cancelled the shares for debt to corporate officers and consultants of 24,000,000 units whereby each unit consists 1 common stock and 1 share purchase warrant. Each warrant entitles the holder to purchase 1 common share of the Company’s stock at $0.02 per share.

b)

the Company has amended the private placement subscriptions to accredited investors of 4,000,000 common shares of the Company at a price of $0.02 per share.  The amendment provide that in lieu of the Company issuing the units to the Purchasers, the Purchasers agreed to accept 10% promissory notes due in 180 days in the principal amount of the purchase price of the units.

c)

Elston Johnston resigned as Secretary of the Company and its subsidiaries effective August 5, 2008.

d)

the Company issued 2,505,000 common shares at $0.05 per share for payment of consulting and services fees.

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

Lexington Energy Services Inc. was incorporated as a Nevada corporation on March 30, 2005.  We are an oil field service company providing, through three wholly-owned subsidiaries, manufacturing and leasing of oilfield service equipment to oil and gas and other oil field service companies.  We have only begun our operations and have had operational losses to date, as well as an accumulated deficit. As of May 31, 2008, we had net losses since inception in the amount of ($ 8,389,123).

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

Our subsidiary entered into a shallow drilling program last fall of which we completed the drilling program early December 2007.  As of the date of this report, there remains a substantial outstanding balance that we are trying to but have been unsuccessful collecting to date.  If we fail to resolve this issue satisfactorily within a reasonable period of time, our business operations may be adversely affected.  A portion of the outstanding balance has been factored to provide cash flows for our operations.

One of our subsidiaries has defaulted on their capital lease obligations.  Final settlements have not yet been determined. We have defaulted on our loan payments and are currently re-negotiating our loan agreement.  If we fail to resolve these issues satisfactorily, our business operations may fail.

Subsequent to the six months ended May 31, 2008, the Company cancelled the shares for debt to corporate officers and consultants of 24,000,000 units whereby each unit consists 1 common stock and 1 share purchase warrant. Each warrant entitles the holder to purchase 1 common share of the Company’s stock at $0.02 per share.  Furthermore, the Company, with the agreement from the Purchasers, amended the private placement subscriptions of 4,000,000 common shares of the Company at a price of $0.02 per share.  The amendment provide that in lieu of the Company issuing the units to the Purchasers, the Purchasers agreed to accept 10% promissory notes due in 180 days in the principal amount of the purchase price of the units.

Results of Operations

We are a development stage corporation and we are dependent on our ability to generate revenue from our operations or to raise capital to sustain operations.  At May 31, 2008, we had generated revenues of $1,824,302 and had accumulated losses of $8,389,123 since our inception.

Results of Operations for the six months periods ended May 31, 2008 and 2007

During the six months ended May 31, 2008, we generated revenues of $1,824,302, received interest income of $2,775 and incurred a net loss of ($848,273), as compared with the comparable period in 2007, in which we incurred a net loss of ($ 2,479,274), generated revenues of $1,783,250 and received interest income of $2,482. Our net loss per share was ($0.03) for the six months ended May 31, 2008 and ($0.11) for the six months ended May 31, 2007.

Our total expenses were $1,610,047 for the six months ended May 31, 2008, including $171,320 in professional fees, $149,431 in management fees, $146,687 in consulting fees, $9,857 in promotion and marketing, $51,210 in travel, $Nil in stock based compensation and $437,960 in general and administrative expense.   Our general and administrative expenses included office rent, office supplies, communication expenses (cellular, internet, fax, telephone), benefits, entertainment, vehicle expenses, shop supplies, courier and postage costs, and salaries for our administrative assistants.

Our professional fees of $171,320 for the six months ended May 31, 2008 consisted primarily of legal, accounting and auditing fees as compared to $232,993 for the prior six months ended May 31, 2007.

Our management fees of $149,431 for the six months ended May 31, 2008 and $404,547 from the six months ended May 31, 2007 consisted mainly of amounts paid to the fees paid to our operations officers and prior officers of the company.

Our consulting fees for the six months ended May 31, 2008 were 146,687.  Our consulting fees for the six months ended May 31, 2007 were $92,627.  During the period from our inception to May 31, 2008, we hired consultants in the areas of administration, bookkeeping, accounting, and for our operations. We also retained an attorney for the preparation of our registration statements, and an auditor to audit our financial statements.

Plan of Operation

We plan to grow our business to offer a complete range of products and services for the entire lifecycle of oil and gas wells including exploration and development, production, operation, maintenance, refining and abandonment.

Our corporate strategy for the next 12 months (beginning fall 2008) includes the following:

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

New Facility

We had plans for Lexington to be headquartered in Brooks, Alberta. Brooks is located in the centre of Southern Alberta and accesses the largest areas of Alberta which extends into Saskatchewan and to the US border. We had intended to build a 10,000 square foot manufacturing and repair facility with a connected 2,000 square foot office space for our use and for possible lease to other companies, depending on how much space we need ourselves. This plan is on hold.

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

Liquidity and Capital Resources

As of May 31, 2008, we had a working capital deficit of $2,837,152.  Our accumulated deficit was $8,389,123 as at May 31, 2008. Our net loss from March 30, 2005 (inception) to May 31, 2008 was funded by a combination of our equity and debt financing.  During the six months ended May 31, 2008, we raised $NIL in equity finance.

As of May 31, 2008, we had approximately $100,797 in our bank accounts.  Our cash balance decreased as a result of our inability to collect from our receivables and secure financing.

If we are successful in raising significant capital, over the next twelve months beginning September 1, 2008 we intend to build two additional coring units, buy out our capital leases, repay our loan commitments. Total cash requirements to complete those steps will be approximately $7,000,000 set out as follows:

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

Any money currently in our bank accounts will likely be applied to our accounts payable.  Any future revenues we receive we plan to use towards covering our administrative and operating expenses.   We require an additional $7,000,000 to carry out our planned business operations and expansion over the next 12 months. We intend to try to obtain this financing through a combination of bank financing and equity investment through the sale of our common shares. Currently none of our assets are encumbered by any loans and we are in the process of contacting banks to determine what type of bank financing is available and on what terms.  We are active in contacting broker/dealers in the US and elsewhere regarding possible financing arrangements.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Known Material Trends and Uncertainties

As of May 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

?

sell assets; and

?

negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in the notes to our unaudited financial statements as of May 31, 2008. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

ITEM 4.  CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report.  These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.  Since their evaluation, no change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting..

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

An officer of a subsidiary of the Company has claimed that he has been constructively dismissed at the end of December 2006 and seeks one year’s salary as compensation, which amounts to $238,176 (CDN$230,000).  The Company contends that the Vice-President voluntarily resigned.  There has been no liability recorded in the financial statements related to this contingency and any unfavorable settlement of this matter will be recorded in the period in which the contingency is resolved. The Company’s subsidiary received a Garnishee Order and paid $216,584 into court pending resolution of the claim.  During the six months ended May 31, 2008, a settlement agreement was reached and resolved out of court.

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

99.1   Amendment to subscription agreement

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

Dated: August 19, 2008

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

            99.1   Amendment to Subscription Agreement