Form 10-Q
period 2008-08-31
LEXINGTON ENERGYSERVICES INC.
filed 2008-10-20
CIK 1357335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

Form 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.0001 par value, was 29,143,669 as of October 17, 2008.

Table of Contents

PART I

FINANCIAL INFORMATION

  Item 1.

Financial Statements  ........................................

1

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

  Item 6.

Exhibits .....................................................

36

EXHIBIT INDEX...............................................................

37

ii

Part 1. Item 1.  Financial Statements

Lexington Energy Services Inc.

Page No.

Balance Sheets as at August 31, 2008 (Unaudited) and November 30, 2007

3

Statements of Operations

For the Nine Months Ended August 31, 2008 and 2007 (Unaudited)

4

Statements of Stockholders' Equity (Capital Deficiency)

For the Period From Inception March 30, 2005 to August 31, 2008 (Unaudited)

5

Statements of Cash Flows

For the Nine Months Ended August 31, 2008 and 2007 (Unaudited)

11

Notes to Financial Statements (Unaudited)

13

LEXINGTON  ENERGY  SERVICES  INC.

(A Development Stage Company)

INTERIM CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES

AUGUST 31, 2008

LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

 (Stated in US Dollars)

		August 31,	November 30,
ASSETS		2008	2007
			(Audited)
Current
Cash and cash equivalents		$ 63,176	$ 8,149
GST receivable		-	42,629
Prepaid expenses		201,210	56,432
Account receivables		237,584	650,473
Deposits		-	238,176
		501,970	995,859

Due from related parties		-	-
Property & Equipment		4,484,896	7,001,631
Land		252,066	252,066
		4,736,962	7,253,697

		$ 5,238,932	$ 8,249,556

LIABILITIES
Current
Accounts payable and accrued liabilities		$ 1,092,537	$ 1,362,462
Due to related parties		683,668	671,365
Loan payable		879,646	759,298
Current portion of obligations under capital lease		345,055	869,654
		3,000,906	3,662,779

Obligations under capital lease		692,017	2,157,128

		3,692,923	5,819,907

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital stock
Authorized:
20,000,000	preferred shares with a par value of $0.0001
100,000,000	common shares with a par value of $0.0001
Issued:
29,143,669	common shares (2007: 25,391,577 common shares)	2,914	2,539
Additional paid-in capital		10,601,290	10,280,084
Stock subscriptions received		-	-
Accumulated other comprehensive loss		(154,538)	(274,213)
Deficit accumulated during the development stage		(8,903,657)	(7,578,761)

		1,546,009	2,429,649

		$ 5,238,932	$ 8,249,556

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

 (Stated in US Dollars)

	For the three months ended		For the nine months ended
	August 31,		August 31,
	2008	2007	2008	2007
Revenue
Sales, net	$ 9,671	$ 129,528	$ 1,833,973	$ 1,912,778
Cost of sales	(32,916)	(229,573)	(819,156)	(1,226,088)

Gross Profit	(23,245)	(100,045)	1,014,817	686,690

Expenses
Consulting fees	164,977	329,989	311,664	422,616
Depreciation	196,408	329,417	827,990	639,083
Director fees	-	-	-	263,250
General and administrative	38,082	312,957	476,042	1,690,762
Investor relations	10,000	21,000	22,000	155,000
Management fees	17,768	111,701	167,199	516,248
Professional fees	30,875	82,631	202,195	315,624
Promo and marketing	330	(9,047)	10,187	172,765
Rent	4,857	42,999	4,857	161,736
Stock based compensation	-	-	-	-
Travel	5,663	4,971	56,873	109,324
	468,960	1,226,618	2,079,007	4,446,408

Income/(Loss) before other items	(492,205)	(1,326,663)	(1,064,190)	(3,759,718)

Other items:
Interest income	711	3,240	3,486	5,722
Interest expense	(50,410)	(74,718)	(291,562)	(81,204)
Gain on disposal of equipment	27,370	-	27,370	-
Loss on disposal of equipment	-	(308,731)	-	(334,272)
	(22,329)	(380,209)	(260,706)	(409,754)

Net loss for the period	(514,534)	(1,706,872)	(1,324,896)	(4,169,472)

Foreign currency translation adjustment	81,764	(25,988)	119,675	(148,002)

Comprehensive loss for the period	$ (432,770)	$ (1,732,860)	$(1,205,221)	$(4,317,474)

Basic and diluted loss per share	$ (0.01)	$ (0.07)	$ (0.04)	$ (0.19)

Weighted average number of shares outstanding	27,705,000	23,643,000	26,615,000	22,729,000

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period March 30, 2005 (Date of Inception) to August 31, 2008

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

for the period March 30, 2005 (Date of Inception) to August 31, 2008

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

for the period March 30, 2005 (Date of Inception) to August 31, 2008

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

for the period March 30, 2005 (Date of Inception) to August 31, 2008

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

The accompanying notes are an integral part of these financial statements

                                                             LEXINGTON ENERGY SERVICES, INC AND SUBSIDIARIES  Continued

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period March 30, 2005 (Date of Inception) to August 31, 2008

(Stated in US Dollars)

	Common Stock				Accumulated
			Stock	Additional	Other
	Number of		Subscriptions	Paid-in	Comprehensive	Deficit
	Shares	Amount	Received	Capital	Loss	Accumulated	Total

Balance, November 30, 2007	25,391,577	$ 2,539	$ -	$ 10,280,084	$ (274,213)	$ (7,578,761)	$ 2,429,649
Issuance of common stock for services	151,609	15	-	34,855	-	-	34,870
- at $0.23 per share at January 9, 2008
Issuance of common stock for services	45,483	4	-	10,457	-	-	10,461
- at $0.23 per share at January 9, 2008
Issuance of common stock for services	200,000	20	-	45,980	-	-	46,000
- at $0.23 per share at January 9, 2008
Issuance of common stock for services	350,000	35	-	69,965	-	-	70,000
- at $0.20 per share at January 15, 2008
Issuance of common stock for services
- at $0.07 per share at April 23, 2008	500,000	50	-	34,950	-	-	35,000
Issuance of common stock for services
- at $0.05 per share at July 21, 2008	200,000	20	-	9,980	-	-	10,000
Issuance of common stock for services
- at $0.05 per share at July 23, 2008	2,305,000	231	-	115,019	-	-	115,250

Foreign currency translation adjustment	-	-	-	-	119,675	-	119,675
Net loss for the period	-	-	-	-	-	(1,324,896)	(1,324,896)

Balance, August 31, 2008	29,143,669	$ 2,914	$ -	$ 10,601,290	$ (154,538)	$ (8,903,657)	$ 1,546,009

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES, INC. AND SUBSIDIARIES

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Stated in US Dollars)

	For the nine months ended
	August 31,
	2008	2007

Operating Activities
Net loss for the period	$ (1,324,896)	$ (4,169,472)
Adjustments to reconcile loss to cash used by operating activities:
Depreciation	827,990	639,083
Warrants issued for investor relations	-	103,500
Shares issued for services	321,581	821,413
Stock based compensation	-	543,800
Loss on sale of equipment	-	334,272
Gain on sale of equipment	(27,370)	-
Changes in non-cash working capital items:
GST receivable	42,629	204,199
Prepaid expenses and refundable deposits	(144,778)	(43,990)
Accounts receivable	412,889	(41,405)
Deposits	238,176	-
Accounts payable and accrued liabilities	(269,925)	(318,965)
	1,401,192	2,241,907

Cash flows used in operating activities	76,296	(1,927,565)

Investing Activities
Equipment deposit	-	(216,584)
Purchase of property & equipment	(57,164)	(1,039,984)
Proceeds from sale of equipment	-	1,126,761
Purchase of land	-	(54,968)

Cash flows used in investing activities	(57,164)	(184,775)

…/cont’d

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Stated in US Dollars)

	For the three months ended
	August 31,
	2008	2007

Financing Activities
Net proceeds from loans from related parties	12,303	27,410
Proceeds from loans payable	120,348	516,223
Net capital lease obligations	(216,431)	(490,306)
Common stock issued for cash	-	1,544,533
Proceeds from stock subscriptions received	-	202,183

Cash flows provided by financing activities	(83,780)	1,800,043

Effect of exchange rate changes on cash	119,675	(148,002)

Net increase (decrease) in cash	55,027	(460,299)

Cash, beginning of the period	8,149	639,499

Cash, end of the period	$ 63,176	$ 179,200

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 291,562	$ 74,740
Cash paid during the period for taxes	-	-

Supplemental disclosure of non-cash items:
Warrants issued	$ -	$ 425,002
Shares issued on conversion of convertible debt	91,331	110,440
Shares issued for services	321,581	760,473
Stock based compensation	-	543,800
Common stock issued for subscriptions	-	546,285

The accompanying notes are an integral part of these financial statements

LEXINGTON ENERGY SERVICES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and 2007

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

Operating results for the nine months ended August 31, 2008 are not necessarily indicative of the results that can be expected for the year ended November 30, 2008.

During the nine months ended August 31, 2008, the Company generated revenue totaling $1,833,973.  The Company was in the development stage prior to the nine months ended August 31, 2008.

Note 2

Continuance of Operations

These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At August 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $8,903,657 since its inception, has a working capital deficiency of $2,498,936 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers   that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

39

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

39

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

39

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

39

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

39

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

39

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

Note 4

Equipment

	August 31, 2008
		Accumulated
	Cost	Depreciation	Net

Computer and equipment	$ 32,424	$ 21,491	$ 10,933
Office equipment	8,878	5,186	3,691
Furniture	18,251	11,061	7,190
Software	23,384	14,234	9,150
Tools and equipment	24,566	12,525	12,041
Equipment/Machinery	3,909,324	617,824	3,291,500
Vehicle equipment	7,730	3,436	4,294
Equipment under construction	135,154	-	135,154

	4,159,711	685,757	3,473,954
Equipment under capital lease
Equipment/machinery	1,427,212	416,270	1,010,942

	$ 5,586,923	$ 1,102,027	$ 4,484,896

39

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

39

Note 5

Related Party Transactions

During the quarter ended August 31, 2008:

The Company incurred $NIL (2007: $58,785) for management fees to the former President and CEO of the Company.  At August 31, 2008, $10,572 (November 30, 2007: $10,432) was due from the former President and CEO.

The Company incurred $2,041 (2007: $66,497) for management fees to the other former President, Secretary and Treasurer of the Company.  At August 31, 2008, $531,168 was due to the other former President, Secretary and Treasurer of the Company (November 30, 2007: $581,797) of the Company.

The Company incurred $11,500 for management fees to the President of the Company. The Company issued 350,000 common shares as compensation to the President valued at $70,000.  At August 31, 2008, $15,126 was due from the President.

The Company incurred $62,699 (2007: $3,099) for management fees to the CFO of the Company.  The Company issued 245,483 common shares as compensation to the CFO valued at $56,431.  At August 31, 2008, $8,162 was due to the CFO for out of pocket costs.

The Company incurred $NIL for management fees to the former Secretary of the Company.  The Company issued 325,000 common shares as compensation to the former director of the Company valued at $263,250. At August 31, 2008, $108,829 was due to the former Secretary of the Company (November 30, 1007: $100,000).  The Secretary resigned on August 5, 2008.

The Company incurred $291,243 for management fees to the Vice President of Operations of the Company’s subsidiary.  The Company incurred $180,325 for management fees to the Senior Vice President of the Company’s subsidiary.  At November 30, 2007, accounts payable includes $46,452 due to the officer of the subsidiary.

39

Note 6

Capital Stock – Note 13

Stock options

The following table summarizes the continuity of the Company’s stock options:

	Nine months ended		Nine months ended
	August 31, 2008		August 31, 2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning	5,045,000	$0.47	3,470,000	$0.44
Granted	-	-	1,745,000	$0.65
Exercised	-	-	(183,860)	$0.54
Cancelled	(3,340,000)	$0.43	(956,140)	$0.65

Outstanding, ending	1,705,000	$0.42	4,075,000	$0.50

During the period ended August 31, 2008, there were no stock options issued. The fair value of the stock options granted was determined using the Black-Scholes option value model with the following assumptions:

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

39

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

4,455,000

During the nine months ended August 31, 2008, 2,750,000 stock options expired unexercised or were cancelled and 1,705,000 stock options are outstanding.

Share purchase warrants

At August 31, 2008, 1,553,000 share purchase warrants were outstanding as follows:

Number of Warrants	Exercise Price	Expiry Date

300,000	$0.60	July 11, 2009
150,000	$0.85	May 11, 2011
1,103,000	$0.60	October 24, 2009

1,553,000

39

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

39

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

-

The Company issued 2,505,000 common shares for consulting fees totaling $125,250.

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

39

Note 9

Commitments – Note 4 – Cont’d

d)

The Company entered into an office lease agreement effective July 1, 2006 to July 31, 2010 for basic rent of $13,600 per month.  This lease was terminated as of July 31, 2007.

e)

The Company entered into a $773,195 (CAD $750,000) loan agreement effective October 16, 2007 for a period of one year.  The agreement requires the Company to keep the loan for a minimum of 4 months.  The loan is repayable with blended monthly interest and principal payments of CAD $30,000 with a balloon payment of all remaining outstanding amounts at the end of the one year period, estimated at $549,000.  As at August 31, 2008 the Company is in arrears with its monthly payments and is re-negotiating its agreement and/or terms.

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

39

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

Future minimum lease payments as at August 31, 2008, are as follows:

2008

2008	$ 682,164
2009	869,654
2010	869,654
2011	1,117,711

3,539,183

Less: Imputed interest	(673,447)

2,865,736

Less: Current portion	(869,654)

Obligations under capital leases	$ 1,996,082

During the period ended August 31, 2008, the Company paid $136,852 in interest payments.

39

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

Lexington Energy Services Inc. was incorporated as a Nevada corporation on March 30, 2005.  We are an oil field service company providing, through three wholly-owned subsidiaries, manufacturing and leasing of oilfield service equipment to oil and gas and other oil field service companies.  We have only begun our operations and have had operational losses to date, as well

39

as an accumulated deficit. As of August 31, 2008, we had net losses since inception in the amount of ($ 8,903,657).

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

One of our subsidiaries has defaulted on their capital lease obligations.  Final settlements have not yet been determined. We have defaulted on our loan payments and are currently re-negotiating our loan agreement.  Subsequent to the quarter ended August 31, 2008, the Company defaulted on their capital lease obligations.  Management is trying to renegotiate new terms and is trying to raise additional capital for its working capital needs, however, there is no assurance of additional funding being available. If we fail to resolve these issues satisfactorily, our business operations may fail.

During the nine months ended August 31, 2008, the Company cancelled the shares for debt to corporate officers and consultants of 24,000,000 units whereby each unit consist of 1 common stock and 1 share purchase warrant. Each warrant entitles the holder to purchase 1 common share of the Company’s stock at $0.02 per share.  Furthermore, the Company, with the agreement from the Purchasers, amended the private placement subscriptions of 4,000,000 common shares of the Company at a price of $0.02 per share.  The amendment provide that in lieu of the Company issuing the units to the Purchasers, the Purchasers agreed to accept 10% promissory notes due in 180 days in the principal amount of the purchase price of the units.

Results of Operations

We are a development stage corporation and we are dependent on our ability to generate revenue from our operations or to raise capital to sustain operations.  At August 31, 2008, we had generated revenues of $1,833,973 and had accumulated losses of $8,903,657 since our inception.

39

Results of Operations for the nine months periods ended August 31, 2008 and 2007

During the nine months ended August 31, 2008, we generated revenues of $1,833,973, received interest income of $3,486 and incurred a net loss of ($1,324,896), as compared with the comparable period in 2007, in which we incurred a net loss of ($ 4,169,472), generated revenues of $1,912,778 and received interest income of $5,722. Our net loss per share was ($0.04) for the nine months ended August 31, 2008 and ($0.19) for the nine months ended August 31, 2007.

Our total expenses were $2,079,007 for the nine months ended August 31, 2008, including $202,195 in professional fees, $167,199 in management fees, $311,664 in consulting fees, $10,187 in promotion and marketing, $56,873 in travel, $Nil in stock based compensation and $476,042 in general and administrative expense.   Our general and administrative expenses included office rent, office supplies, communication expenses (cellular, internet, fax, telephone), benefits, entertainment, vehicle expenses, shop supplies, courier and postage costs, and salaries for our administrative assistants.

Our professional fees of $202,195 for the nine months ended August 31, 2008 consisted primarily of legal, accounting and auditing fees as compared to $315,624 for the prior nine months ended August 31, 2007.

Our management fees of $167,199 for the nine months ended August 31, 2008 consisted mainly of shares issued to our CEO and CFO as compared to $516,248 from the nine months ended August 31, 2007, which consisted mainly of amounts paid for fees of our prior operations officers and prior officers of the company.

Our consulting fees for the nine months ended August 31, 2008 were $311,664 which consisted mainly of shares issued.  Our consulting fees for the nine months ended August 31, 2007 were $422,616.  During the period from our inception to August 31, 2008, we hired consultants in the areas of administration, bookkeeping, accounting, and for our operations. We also retained an attorney for the preparation of our registration statements, and an auditor to audit our financial statements.

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

39

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

39

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

Liquidity and Capital Resources

As of August 31, 2008, we had a working capital deficit of $2,498,936.  Our accumulated deficit was $8,903,657 as at August 31, 2008. Our net loss from March 30, 2005 (inception) to August 31, 2008 was funded by a combination of our equity and debt financing.  During the nine months ended August 31, 2008, we raised $NIL in equity finance.

As of August 31, 2008, we had approximately $63,176 in our bank accounts.  Our cash balance decreased as a result of our inability to collect from our receivables and secure financing.

If we are successful in raising significant capital, over the next twelve months beginning December 1, 2008 we intend to build two additional coring units, buy out our capital leases, repay our loan commitments. Total cash requirements to complete those steps will be approximately $7,000,000 set out as follows:

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

39

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

Known Material Trends and Uncertainties

As of August 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in the notes to our unaudited financial statements as of August 31, 2008. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

39

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

39

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

ITEM 4.  CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report.  These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.  Since their evaluation, no change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

39

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

The Company and its subsidiaries received claims brought by various vendors for non-payment for services and products from prior year generated by prior management.  The Company and its subsidiaries are investigating and working to resolve some of these issues.

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

39

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

Dated: October 20, 2008

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

39